Form 10-Q
period 1995-06-30
SIERRA ON LINE INC
filed 1995-08-14
CIK 724991

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                   ---------
                                   FORM 10-Q

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
---  OF 1934 for Quarterly period ended June 30, 1995

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES --- AND EXCHANGE ACT OF 1934 for the Quarterly period from _____ to _____.


Commission file number:  0-17154


                              SIERRA ON-LINE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                          77-0164293
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                            identification no.)


            3380 - 146TH PLACE SE., SUITE 300, BELLEVUE, WA  98007
            ------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 649-9800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registration was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

The number of shares of the Registrant's common stock outstanding as of July 17, 1995 was 17,766,340.

-------------------------------------------------------------------------------

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.      FINANCIAL INFORMATION


             Item 1.      Consolidated Financial Statements

                          Consolidated Balance Sheets at June 30, 1995 and March 31, 1995 . . . . . . . . .     3

                          Consolidated Statements of Operations --
                          three months ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .     4

                          Consolidated Statements of Cash Flows --
                          three months ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .     5

                          Notes to Consolidated Financial Statements --
                          three months ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .     6

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . .     8


PART II.     OTHER INFORMATION


             Item 5.      Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

             Item 6.      Exhibits and Reports of Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .    31


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                             June 30,         March 31,
                                                                                               1995             1995
                                                                                            ----------       ----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   40,680       $   48,888
    Marketable investment securities    . . . . . . . . . . . . . . . . . . . . . . . .         46,286           50,573
    Accounts receivable, net of allowances of $6,704 and $7,262   . . . . . . . . . . .         20,051           11,024
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,819            4,838
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,300            1,760
    Refundable income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            115              670
    Other current assets (including $792 receivable from related parties on March 31)            3,652            4,226
                                                                                            ----------       ----------
         Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        117,903          121,979
PROPERTY, PLANT AND EQUIPMENT, net  . . . . . . . . . . . . . . . . . . . . . . . . . .          9,355            8,851
SOFTWARE DEVELOPMENT COSTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,048            1,048
GOODWILL, net of accumulated amortization of $3,256 and $2,871  . . . . . . . . . . . .          6,113            6,498
DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,370            1,515
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            628            1,807
                                                                                            ----------       ----------
                                                                                            $  136,417       $  141,698
                                                                                            ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    5,924       $    5,829
    Accrued compensation and related benefits   . . . . . . . . . . . . . . . . . . . .          3,438            3,804
    Accrued incentive payments    . . . . . . . . . . . . . . . . . . . . . . . . . . .            ---            1,562
    Royalties payable (including $239 and $633 payable to a related party)    . . . . .          1,931            2,840
    Deferred revenue    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,201            1,261
    Accrued interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            543            1,160
    Other accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,485            3,977
                                                                                            ----------       ----------
         Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .         16,522           20,433
ADVANCES UNDER PUBLISHING AGREEMENT AND OTHER LIABILITIES . . . . . . . . . . . . . . .          5,136            5,326
CONVERTIBLE DEBT, net of unamortized discount and issuance costs of $954 and $1,066 . .         32,396           34,634
STOCKHOLDERS' EQUITY:
    Preferred stock, par value of $.01 per share;
         1,000,000 shares authorized; none outstanding  . . . . . . . . . . . . . . . .            ---              ---
    Common stock and paid in capital, par value $.01 per share;
         40,000,000 shares authorized; 17,758,732 and 17,557,115 shares
         issued as of June 30, 1995 and March 31,1995, respectively . . . . . . . . . .         71,933           70,021
    Retained earnings, including net unrealized holding gain    . . . . . . . . . . . .         10,672           11,514
    Cumulative translation adjustment   . . . . . . . . . . . . . . . . . . . . . . . .            107              119
                                                                                            ----------       ----------
                                                                                                82,712           81,654
    Less common stock in treasury, 94,154 shares at cost  . . . . . . . . . . . . . . .            349              349
                                                                                            ----------       ----------
             Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .         82,363           81,305
                                                                                            ----------       ----------
                                                                                            $  136,417       $  141,698
                                                                                            ==========       ==========

See Notes to Consolidated Financial Statements.

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                 Three months ended
                                                                                                       June 30 ,
                                                                                              -------------------------
                                                                                                1995             1994
                                                                                              --------         --------
REVENUES:
    Net sales   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 21,166         $ 12,091
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                290              770
                                                                                              --------         --------
                                                                                                21,456           12,861
                                                                                              --------         --------
OPERATING EXPENSES:
    Manufacturing costs     . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,483            3,400
    Amortization of software development costs  . . . . . . . . . . . . . . . . . .                ---            1,590
    Royalties (including $151 and $41 earned by related party)  . . . . . . . . . .              1,616              680
    Selling, general and administrative   . . . . . . . . . . . . . . . . . . . . .              8,097            6,600
    Research and development  . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,485            3,721
                                                                                              --------         --------
                                                                                                21,681           15,991
                                                                                              --------         --------
LOSS FROM OPERATIONS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (225)          (3,130)
                                                                                              --------          -------
OTHER INCOME (EXPENSE):
    Equity in loss from The ImagiNation Network   . . . . . . . . . . . . . . . . .                ---           (1,538)
    Interest income (including $21 and $20 earned from related parties)   . . . . .              1,388              612
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (695)            (789)
    Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . .               (436)            (305)
                                                                                              --------          --------
                                                                                                   257           (2,020)
                                                                                              --------         --------
INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .                 32           (5,150)

INCOME TAX BENEFIT      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                ---            1,005
                                                                                              --------         --------
NET INCOME (LOSS)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     32         $ (4,145)
                                                                                              ========         ========
NET INCOME (LOSS) PER SHARE   . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   0.00         $  (0.26)
                                                                                              ========         ========
Weighted average shares outstanding   . . . . . . . . . . . . . . . . . . . . . . .             18,673           16,124
                                                                                              ========         ========



See Notes to Consolidated Financial Statements.

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                  Three months ended
                                                                                                       June 30,
                                                                                              -------------------------
                                                                                                1995             1994
                                                                                              --------         --------
OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     32         $ (4,145)
    Reconciliation to net cash provided by (used for) operating activities:
         Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              878            1,016
         Amortization of intangible assets and issuance costs . . . . . . . . . . . .              426            2,020
         Equity loss from The ImagiNation Network   . . . . . . . . . . . . . . . . .              ---            1,538
         Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . . . . .              565              188
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             (395)          (1,005)
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,436)             (13)
    Cash provided (used) by changes in assets and liabilities:
         Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (9,592)          (1,052)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               19             (441)
         Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              555            1,357
         Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .              573             (416)
         Software development costs   . . . . . . . . . . . . . . . . . . . . . . . .              ---           (2,074)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,179              106
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               96               33
         Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (909)            (228)
         Deferred revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (60)
         Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,037)           1,348
         Advances under publishing agreement and other liabilities  . . . . . . . . .             (190)              (2)
                                                                                              --------         --------
         Net cash  used for operating activities  . . . . . . . . . . . . . . . . . .          (11,296)          (1,770)
INVESTING ACTIVITIES:
    Proceeds from matured or retired marketable investment securities   . . . . . . .           29,916           14,986
    Purchases of marketable investment securities   . . . . . . . . . . . . . . . . .          (25,393)         (14,279)
    Net purchase of property, plant, and equipment  . . . . . . . . . . . . . . . . .           (1,382)          (1,381)
    Loan to The ImagiNation Network   . . . . . . . . . . . . . . . . . . . . . . . .              ---           (2,895)
    Payment for purchase of subsidiaries, net of cash acquired and
       research and development   . . . . . . . . . . . . . . . . . . . . . . . . . .              ---             (307)
                                                                                              --------         --------
         Net cash provided by (used for) investing activities . . . . . . . . . . . .            3,141           (3,876)
FINANCING ACTIVITIES:
    Proceeds from convertible debt offering   . . . . . . . . . . . . . . . . . . . .              ---           48,250
    Proceeds from exercise of options and warrants  . . . . . . . . . . . . . . . . .              112              254
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (165)             (67)
                                                                                              --------         --------
         Net cash provided by (used for) financing activities . . . . . . . . . . . .              (53)          48,437
                                                                                              --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . .           (8,208)          42,791
CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           48,888            3,281
                                                                                              --------         --------
    END OF PERIOD   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 40,680         $ 46,072
                                                                                              ========         ========



See Notes to Consolidated Financial Statements.

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements should be read in conjunction with Item 5 in this Form 10-Q and the Company's Form 10-K for the year ended March 31, 1995.

The unaudited financial information, as of and for the periods ended June 30, 1995 and 1994, was prepared in a manner consistent with the audited financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial statements reflect all adjustments which are of a normal recurring nature and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - BUSINESS COMBINATIONS

On May 31, 1995 the Company merged with The Pixellite Group ("Pixellite"), a developer of personal printing software, in exchange for 245,779 shares of Sierra's common stock. On June 20, 1995 the Company also merged with Software Inspiration, Ltd. ("Inspiration"), a developer of strategy games, in exchange for 730,352 shares of Sierra's common stock.

The mergers have been accounted for as poolings-of-interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the unaudited financial information presented herein reflects the combined results of Sierra, Pixellite and Inspiration for all periods presented.

All fees and expenses related to the merger of the combined companies have been expensed as required under the pooling-of-interests accounting method. These expenses have been reflected in the consolidated statement of operations of the Company for the three months ended June 30, 1995. Such fees and expenses total approximately $220,000 and include legal and accounting fees.

The following summarizes amounts previously reported by Sierra prior to the transaction for the three months ended June 30, 1994 (in thousands, except per share data):

                                                                                                          Net Income
                                                                                     Net Income              (Loss)
                                                                Revenues                (Loss)             Per Share
                                                                --------             ----------            ---------
    Sierra    . . . . . . . . . . . . . . . . . . . . .         $ 11,506              $ (4,271)             $  (0.28)
    Pixellite and Inspiration     . . . . . . . . . . .            1,355                   126                  0.02
                                                                --------              --------              --------
    Combined    . . . . . . . . . . . . . . . . . . . .         $ 12,861              $ (4,145)             $  (0.26)
                                                                ========              ========              ========

NOTE 3 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based upon the weighted average number of common shares outstanding during the period as adjusted for the shares issued in the merger with Pixellite and Inspiration described in Note 2 and after consideration of the dilutive effect, if any, of stock options granted using the treasury stock method. In addition, conversion of the Company's 6-1/2% Convertible Subordinated Notes are included in fully diluted income per share using the if-converted method when such securities are dilutive.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                                         (Dollars in thousands)
                                                                    June 30,                  March 31,
                                                                      1995                      1995
                                                                   ---------                  --------
                 Raw materials  . . . . . . . . . . . . . . .       $  3,202                  $  2,793
                 Work in progress . . . . . . . . . . . . . .             24                        65
                 Finished goods . . . . . . . . . . . . . . .          1,593                     1,980
                                                                    --------                  --------
                                                                    $  4,819                  $  4,838
                                                                    ========                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of operations should be read in conjunction with the accompanying financial statements, Item 5 in this Form 10-Q, and the Company's Form 10-K for the year ended March 31, 1995. The analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projection of future events.

On May 31, 1995 the Company merged with The Pixellite Group ("Pixellite"), a developer of personal printing software, in exchange for 245,779 shares of Sierra's common stock. On June 20, 1995 the Company also merged with Software Inspiration, Ltd. ("Inspiration"), a developer of strategy games, in exchange for 730,352 shares of Sierra's common stock. Both mergers have been accounted for as poolings-of-interests. Accordingly, the unaudited financial information presented herein reflects the combined results of Sierra, Pixellite and Inspiration for all periods presented.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

REVENUES: Net sales of $21,166,000 and total revenues of $21,456,000 for the current quarter represented an increase of 75% and 67%, respectively, when compared to the same quarter in the prior year. International revenues were approximately $7.9 million for the current quarter compared to approximately $2.9 million for the comparable quarter of the prior year, an increase of 171%. Of this $5 million increase in international sales, $3.5 million was attributable to increased distribution of the Company's products in Europe through its Coktel subsidiary.

Historically the Company's sales are seasonal and the Company's quarter ending December 31 frequently has the highest sales volume of the four fiscal quarters because of the holiday season. Besides seasonality, factors having a major impact on sales volume include consumer perception of the general economy, competition for retail shelf space, and the success of the Company's most recent product releases.

For the quarter ended June 30, 1995, 35% of net sales was derived from products released in the current quarter and 66% was from products released in the preceding 12 months. In the first fiscal quarter of last year, 48% of net sales was derived from current quarter releases and 66% was from products released in the prior 12 months.

The following table sets forth the percentage of the Company's net sales derived from software product categories for the two quarters indicated:

                                                             Quarter Ended June 30,
                                                             ----------------------
                                                              1995             1994
                                                            --------         --------
                       Series:
                          Adventure . . . . . . . .            37%              43%
                          Strategy/Simulation . . .            22%              28%
                          Educational . . . . . . .            23%              12%
                          Action/Family . . . . . .            12%               8%
                          Sports  . . . . . . . . .             3%               1%
                          Other . . . . . . . . . .             3%               8%
                                                              ----             ----
                                                              100%             100%
                                                              ====             ====
                       Net Sales  . . . . . . . . .      $21,166,000      $12,091,000

Other revenues include income from the Company's telephone hint line.

OPERATING EXPENSE: Manufacturing costs decreased from 28% to 21% of net sales due primarily to increases in manufacturing efficiencies, decreases in media costs and volume purchase discounts.

Royalty costs increased from 6% to 8% of net sales due primarily to increased royalties on licensing income.

Selling, general and administrative ("SG&A") expense increased $1.5 million, but decreased from 51% to 38% of total revenues. Of this increase, $1.2 million was attributable to increased spending on sales and marketing activities.

Research and development expense, which reflects total research and development expenditures less capitalized software development costs, increased $3.8 million, from 29% to 35% of revenues. The increase in expense was due primarily to a decrease in deferred development spending of $2.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company had cash, cash equivalents and marketable investment securities aggregating approximately $87 million, a decrease of $12 million from the balance at March 31, 1995.

The Company's working capital requirements are seasonal and tend to be for accounts receivable and inventories. Cash was used by operating activities due primarily to increases in net receivables of $9.0 million. Net receivables increased due to strong shipments of Police Quest Collection and Space Quest 6 which were released near the end of June 1995 as compared to only one title (Outpost) in June 1994. The Company has provided adequate allowances for sales returns and discount allowances.

The Company is continually evaluating business acquisition opportunities that will broaden its product selection for the home consumer.

The Company believes its existing cash, cash equivalents and marketable securities, are sufficient to meet its current planned requirements for the foreseeable future.

                                    PART II
                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On May 31, 1995 the Company merged with The Pixellite Group ("Pixellite"), a developer of personal printing software, in exchange for 245,779 shares of Sierra's common stock. On June 20, 1995 the Company also merged with Software Inspiration, Ltd. ("Inspiration"), a developer of strategy games, in exchange for 730,352 shares of Sierra's common stock. Both transactions have been accounted for as poolings-of-interests.

The following represents the historical financial information of Sierra On-Line, Inc. and subsidiaries restated as if the mergers of The Pixellite Group and Software Inspiration, Ltd. were consummated as of the beginning of the earliest period presented.

OVERVIEW

The Company derives its revenues primarily from the sale of entertainment and education software products. Substantially all of net sales, ninety-five percent in fiscal 1995, represent product sold primarily through large computer superstores, software specialty retail chains, wholesale clubs, and mass merchandisers. The remainder represents income from licensing of software products for software bundling arrangements. Other revenues consist of income from the Company's 900 telephone number hintline and advertising revenue from the Company's INTERAction! magazine.

Sales arrangements with retailers and mass merchandisers permit them to exchange products or receive price protection under certain circumstances. Net sales reflects allowances for estimated returns and exchanges and price protection. During 1995, the Company increased direct distribution sales to superstores and wholesale clubs and experienced an increase in average price per unit through a movement in technology platform from disk-based to CD-ROM-based sales. These changes have led to a disproportionate increase in the reserve for sales returns and allowances, included in accounts receivable, relative to net sales.

A majority of product development is done internally through employees and independent contractors. The Company's average cost for developing a product has continued to increase substantially each year due to the greater number of more technologically sophisticated products being developed simultaneously.

The Company typically owns all rights to contributions to products by independent contractors under license or assignment agreements requiring the payment of royalties by the Company. Aggregate royalty rates on the Company's current principal software products generally range from approximately 3% to 16% of gross revenue derived from the product, less certain associated costs. Royalties as a percentage of net sales were 4%, 5% and 8% in fiscal 1993, 1994 and 1995, respectively. As the Company develops more complex multimedia products, such as CD-ROM-based products, it anticipates that royalty costs will increase as a percentage of net sales.

SEASONALITY AND QUARTERLY RESULTS

The Company's revenues and earnings are highly seasonal due to traditional consumer buying habits, and the Company expects the historical trend of realizing its highest revenues and earnings during the Christmas holiday season in the quarter ended December 31 and its seasonal lows in revenues and earnings in the quarter ended June 30 to continue. The Company's quarterly operating results may fluctuate throughout the year as a result of a variety of additional factors, including delays in market acceptance, changes in platform standards, the timing of the introduction of the Company's or its competitors' products, the timing of orders for the Company's products and increases in product returns. Because a majority of the unit sales for a particular product typically occurs in the first several months after the product is introduced, the Company's revenues may increase in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's expenses are based, in part, on expected future revenues. A significant amount of the Company's marketing, administrative, design and development expenses do not vary in relation to revenues. As a result, if net revenues are below expectations, the Company's operating results are likely to be materially and adversely affected. During any given fiscal year, a substantial proportion of the Company's gross sales is generated from titles introduced during that fiscal year. During fiscal years 1993, 1994, and 1995, sales of new titles represented 51%, 54%, and 69% of gross sales, respectively. Over the next several years, the Company expects that an increasing portion of its revenues will come from sales of simulation, action and educational products, as well as new product lines. The Company believes that the impact of inflation and changing prices has not had a significant impact on income.

FOREIGN CURRENCY

The Company generates revenues from customers throughout the world, maintains sales and representative offices in its major foreign markets and holds certain deposits and accounts in foreign currencies. The majority of the Company's foreign operations are conducted by its France and United Kingdom subsidiaries in French Francs (the Franc) and British Pound Sterling (the Pound). Foreign revenues, expenses, currency and other accounts can be affected by foreign currency fluctuations. Revenues generally exceed expenses and assets exceed liabilities in non-U.S. currencies.

For the fiscal year ended March 31, 1995, there was a weakening of the U.S. Dollar in Europe which had the effect of increasing the dollar value of net revenues denominated in these non-U.S. currencies. The Company estimates that the weakening of the U.S. Dollar accounted for approximately $1.1 million of the Company's consolidated net revenues and approximately $70,000 of the consolidated net income for the fiscal year ended March 31, 1995. Foreign currency denominated transactions and the respective fluctuations in foreign currency in fiscal 1994 and 1993 did not have a significant impact on results of operations.


RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994

REVENUES

  Net sales of $87.4 million and total revenues of $89.5 million for fiscal year 1995 represented increases of 33% and 32%, respectively, over the prior fiscal year. European net sales were $17.3 million for fiscal 1995 compared to $9.5 million in the prior year. Sales outside the United States and Europe increased $1.3 million primarily due to growth in Asia.

  During fiscal 1995, 22 new products were released compared to 38 new product releases in the prior year. In addition, four collections of series titles were released in fiscal 1995. In fiscal 1995, 69% of gross software sales were derived from titles released in that fiscal year while 54% of gross software sales were derived from current releases in fiscal 1994.

  The following table provides a comparison of net sales by category:

                                                            Fiscal Year Ended March 31
                                                         -------------------------------
                                                             1995               1994
                                                         -----------         -----------
                     Category:
                          Adventure   . . . . . . . .          34%                44%
                          Simulation/Strategy   . . .          32%                20%
                          Education   . . . . . . . .          13%                13%
                          Action/Family   . . . . . .          10%                 8%
                          Sports  . . . . . . . . . .           8%                 6%
                          Other   . . . . . . . . . .           3%                 9%
                                                         --------            -------
                                                              100%               100%
                                                         ========            =======

                     Net Sales    . . . . . . . . . .    $87,449,000         $65,529,000

  Other revenues include income from the Company's telephone hint line and advertising. These revenues decreased from $2.4 million to $2.1 million.

OPERATING EXPENSES

  Manufacturing costs increased $1.1 million, but decreased from 30% to 24% of net sales over the prior fiscal year. This decrease was due primarily to decreases in media costs, increased manufacturing efficiencies, and the shift from disk-based to CD-based products.

  Amortization of software development costs increased $1.3 million, but decreased as a percentage of net sales from 13% to 11%. The increase in software amortization costs was the result of a corresponding increase in revenue derived from current year releases.

  Royalty costs increased $3.3 million, from 5% to 8% of net sales, due to increased sales of sports titles, which have higher royalties and increased payments to authors due to the increasing complexity of developing multimedia products.

  Selling, general and administrative ("SG&A") expense increased $5.2 million, but decreased from 36% to 33% of total revenues. Of this increase, $3.0 million was attributable to increased spending on sales and marketing activities, and $1 million was due to increased spending on technical and customer support. The amount of SG&A expense attributable to the Company's European operations increased $3.3 million but was partially offset by the $2.6 million decrease in SG&A expense attributable to INN for the period through July 1993 when INN was consolidated.

  Research and development expense, which reflects total research and development expenditures less capitalized software development costs, increased $3.8 million but decreased from 23% to 22% of total revenues.

NON-OPERATING INCOME OR EXPENSE

  The Company recorded a gain of $19.7 million as a result of the sale of its remaining equity ownership interest in INN to AT&T on December 19, 1994.

  In December 1994 the Company also recorded $1.5 million in shareholder litigation costs in settlement of a securities class action lawsuit filed in December 1992. The Company determined that this settlement was in the best interests of its shareholders by obviating the burden and expense of the litigation process even though it believed that it had good defenses to the claims asserted and that the Company would have prevailed at trial.

  Amortization of goodwill increased approximately $0.5 million due to approximately $1.6 million in accrued incentive payments attributable to prior acquisitions being added to goodwill at March 31, 1994.


FISCAL YEAR ENDED MARCH 31, 1994 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1993

REVENUES

  Net sales of $65.5 million and total revenues of $67.9 million for the fiscal year ended March 31, 1994 represented increases of 23% and 25%, respectively, over the prior fiscal year. European net sales were $9.5 million for the current year compared to $5.2 million for fiscal 1993. The increase in European net sales was primarily attributable to the $2.7 million in net sales from Coktel Vision, the Company's French subsidiary acquired in October 1993.

  During fiscal 1994, 38 new products were released compared to 22 new product releases in the prior year. In fiscal 1994, 54% of gross software sales were derived from titles released in that fiscal year while in fiscal 1993 51% of gross software sales were derived from current releases. Revenues for fiscal 1994 attributable to INN and included in the Company's consolidated financial statements were $2.6 million compared to $2.8 million in fiscal 1993.

  Other revenues increased $1.0 million over the prior year total of $1.4 million due primarily to increased hint line revenue.

OPERATING EXPENSE

  Manufacturing costs decreased from 35% to 30% of net sales due primarily to decreases in disk and CD costs and to increases in manufacturing efficiencies. Coktel's manufacturing costs in fiscal 1994 were $0.8 million, or 31% of associated net sales.

  Amortization of software development costs decreased from $11.6 million in fiscal 1993 to $8.4 million in fiscal 1994. In fiscal 1993, the Company, recognizing new market conditions that reduced the estimated shelf lives of certain titles, accelerated amortization of capitalized software development costs by an additional $1.8 million.

  Royalty costs increased from 4% to 5% of net sales due to an increase in sales from sports titles.

  Selling, general and administrative ("SG&A") expense increased $0.6 million over the prior year but decreased as a percentage of total revenues from 44% to 36%. The amount of INN's SG&A expense included in the Company's consolidated statements in fiscal 1994 (through July 26, 1993) was $2.6 million, a decrease of $2.4 million. Coktel's SG&A expense was $0.2 million in fiscal 1994. After accounting for INN and Coktel, fiscal 1994 SG&A expense increased $2.6 million, or 5% of total revenues.
  This increase was attributable primarily to increased spending on selling and marketing activities.

  Research and development ("R&D") expense, which reflects total research and development expenditures less capitalized software development costs, increased $3.7 million to $15.6 million. Total R&D expenditures increased by $1.6 million to 33% of total revenues compared to 39% in fiscal 1993. However, after excluding INN and Coktel, total R&D expenditures increased $0.3 million to $20 million. This increase was attributable to the increasingly complex technical and artistic nature of the Company's products. Although the Company's development headcount (excluding INN and Coktel) remained relatively stable, the Company increased its focus on education products by increasing R&D spending in its Bright Star subsidiary by approximately $1.5 million. Part of this increase was attributable to the fact that Bright Star was acquired after the first quarter in fiscal 1993.

  In accordance with Financial Accounting Standards Board Statement No. 86 ("FASB 86"), the Company capitalizes software development costs once technological and market feasibility have been established. Within the guidelines of FASB 86, the Company determines the anticipated life of a product in months. During fiscal 1993, in recognition of increased competition in the retail marketplace that has tended to shorten the shelf life of the Company's products, the Company accelerated the amortization of certain of its older titles and reduced the estimated lives of newer titles to 6 to 18 months (from 12 to 24 months), except for CD-ROM-based products which are amortized over 24 months. The Company intends to continue to evaluate its amortization policy in light of any changes in competition and product life cycles that may occur in the future.

  As a result of the Coktel acquisition, the Company incurred a charge of $1.1 million in fiscal 1994 representing the estimated fair market value of in-process technology expensed at the acquisition date.

LOSS FROM THE IMAGINATION NETWORK

  Fiscal 1994 reflects a loss of $5.1 million for the Company's share of INN's losses as accounted for under the equity method starting on July 27, 1993. Prior to this date, INN's results were consolidated with the Company's results of operations. As a result, the Company's Consolidated Statements of Operations also reflected a $2.4 million operating loss from INN for the fiscal period prior to July 27, 1993.

AMORTIZATION OF GOODWILL

  Amortization of goodwill increased $0.2 million as a result of the Coktel acquisition. Sierra's goodwill was increased by $2.4 million to reflect the excess of the purchase price paid over the estimated fair value of Coktel's net assets. This goodwill is being amortized over a seven-year period.

INCOME TAX PROVISION

  The Company did not consolidate INN's results for income tax purposes after July 26, 1993 since the Company no longer owned 80% or more of INN's stock and therefore the losses of INN did not generate a tax benefit to the Company. Fiscal 1994 reflected a tax benefit of $0.8 million, or 17% of the pretax loss excluding the loss from INN under the equity method, compared to a tax benefit of $3.3 million, or 28% of the pretax loss, in fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had cash, cash equivalents and marketable investment securities aggregating approximately $99 million, an increase of $75 million from March 31, 1994. In addition, the Company has a $10 million line of credit available. There was no outstanding balance under this line at March 31, 1995.

The Company raised approximately $48 million in cash from a convertible debt offering in April 1994 and $25 million from the sale of INN and the signing of a multi-year publishing agreement with AT&T in December 1994, accounting for most of the $75 million increase in cash, cash equivalents and marketable investment securities.

The Company's working capital requirements are seasonal and tend to be primarily for accounts receivable and inventories. Net cash was provided by operating activities due primarily to net income of $12.2 million plus amortization and depreciation of approximately $14.4 million.

The Company is continually evaluating business acquisition opportunities that will broaden its product selection for the home consumer.

The Company believes its existing cash, cash equivalents and marketable investment securities, are sufficient to meet its current planned requirements and requirements for the foreseeable future.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Sierra On-Line, Inc.
Bellevue, Washington


We have audited the accompanying consolidated balance sheets of Sierra On-Line, Inc. and subsidiaries (the "Company") as of March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of March 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

The financial statements give retroactive effect to the mergers of The Pixellite Group and Software Inspiration, Ltd., with the Company on May 31, 1995 and June 20, 1995, respectively, which have been accounted for as poolings of interests as described in Note 1 to the financial statements.





DELOITTE & TOUCHE LLP


Seattle, Washington
August 14, 1995

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         1995                 1994
ASSETS                                                                                ----------           ----------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . .       $   48,888           $    3,281
  Marketable investment securities    . . . . . . . . . . . . . . . . . . . . .           50,573               20,859
  Accounts receivable, net of allowances of $7,262 and $4,088   . . . . . . . .           11,024               10,664
  Inventories     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,838                4,955
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,760                3,051
  Refundable income taxes     . . . . . . . . . . . . . . . . . . . . . . . . .              670                1,986
  Other current assets (including $792 and $845 receivable from
    related parties - Note 13)    . . . . . . . . . . . . . . . . . . . . . . .            4,226                2,774
                                                                                      ----------           ----------
      Total Current Assets    . . . . . . . . . . . . . . . . . . . . . . . . .          121,979               47,570
PROPERTY, PLANT AND EQUIPMENT, net  . . . . . . . . . . . . . . . . . . . . . .            8,851                7,339
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of
  $8,535 in 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,048                5,683
GOODWILL, net of accumulated amortization of $2,871 and $1,687  . . . . . . . .            6,498                6,119
DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,515
OTHER ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,807                  787
                                                                                      ----------           ----------
                                                                                      $  141,698           $   67,498
                                                                                      ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    5,829           $    4,602
  Accrued compensation and related benefits     . . . . . . . . . . . . . . . .            3,804                1,993
  Accrued incentive payments    . . . . . . . . . . . . . . . . . . . . . . . .            1,562                1,620
  Royalties payable (including $633 and $117 payable to a related party -
    Note 13)                                                                               2,840                1,267
  Deferred revenue    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,261                  835
  Accrued interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,160                  ---
  Other accrued expenses    . . . . . . . . . . . . . . . . . . . . . . . . . .            3,977                3,360
                                                                                      ----------           ----------
      Total Current Liabilities     . . . . . . . . . . . . . . . . . . . . . .           20,433               13,677
DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ---                2,592
ADVANCES UNDER PUBLISHING AGREEMENT AND
  OTHER LIABILITIES     . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,326                  634
CONVERTIBLE DEBT, net of unamortized discount and issuance costs of $1,066  . .           34,634                  ---
COMMITMENTS AND CONTINGENCIES  (Note 11)    . . . . . . . . . . . . . . . . . .              ---                  ---

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
    1,000,000 shares authorized, none outstanding     . . . . . . . . . . . . .              ---                  ---
  Common stock and paid-in capital, par value $.01 per share; 40,000,000
    shares authorized; 17,557,115 and 16,201,887 shares issued and outstanding            70,021               51,955
  Retained earnings (deficit), including net unrealized holding
     gain on marketable investment securities of $101 in 1995   . . . . . . . .           11,514                 (749)
  Cumulative translation adjustment     . . . . . . . . . . . . . . . . . . . .              119                 (219)
                                                                                      ----------           ----------
                                                                                          81,654               50,987
  Less common stock in treasury, 94,154 and 104,474 shares, at cost     . . . .              349                  392
                                                                                      ----------           ----------
         Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . .           81,305               50,595
                                                                                      ----------           ----------
                                                                                      $  141,698           $   67,498
                                                                                      ==========           ==========

See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    1995                 1994                 1993
                                                                 ---------            ----------           ----------
REVENUES:
    Net sales   . . . . . . . . . . . . . . . . . . . .          $  87,449            $   65,529           $   53,174
    Other   . . . . . . . . . . . . . . . . . . . . . .              2,058                 2,389                1,363
                                                                 ---------            ----------           ----------
                                                                    89,507                67,918               54,537
                                                                 ---------            ----------           ----------

OPERATING EXPENSES:
    Manufacturing costs   . . . . . . . . . . . . . . .             20,568                19,586               18,402
    Amortization of software development costs    . . .              9,672                 8,379               11,572
    Royalties (including $819, $256, and $443 earned
       by related party - Note 13)    . . . . . . . . .              6,575                 3,291                2,339
    Selling, general and administrative   . . . . . . .             29,801                24,555               23,943
    Research and development    . . . . . . . . . . . .             19,352                15,562               11,842
    Purchased in-process research and development   . .                ---                 1,102                  ---
                                                                 ---------            ----------           ----------
                                                                    85,968                72,475               68,098
                                                                 ---------            ----------           ----------

INCOME (LOSS) FROM OPERATIONS   . . . . . . . . . . . .              3,539                (4,557)             (13,561)
                                                                 ---------            ----------           ----------

OTHER INCOME (EXPENSE):
    Gain on sale of The ImagiNation Network   . . . . .             19,739                   ---                  ---
    Equity in loss from The ImagiNation Network   . . .             (1,990)               (5,066)                 ---
    Shareholder litigation costs  . . . . . . . . . . .             (1,500)                  ---                  ---
    Interest income (including $84, $152 and $81
       earned from related parties - Note 13)   . . . .              3,721                 1,326                1,657
    Interest expense    . . . . . . . . . . . . . . . .             (4,312)                 (279)                (473)
    Amortization of goodwill and convertible debt
       issuance costs   . . . . . . . . . . . . . . . .             (1,212)                 (722)                (504)
                                                                 ---------            ----------           ----------
                                                                    14,446                (4,741)                 680
                                                                 ---------            ----------           ----------

INCOME (LOSS) BEFORE INCOME TAXES   . . . . . . . . . .             17,985                (9,298)             (12,881)

INCOME TAX PROVISION (BENEFIT)  . . . . . . . . . . . .              5,823                  (679)              (3,257)
                                                                 ---------            ----------           ----------

NET INCOME (LOSS)   . . . . . . . . . . . . . . . . . .          $  12,162            $   (8,619)          $   (9,624)
                                                                 =========            ==========           ==========

NET INCOME (LOSS) PER SHARE:
    Primary   . . . . . . . . . . . . . . . . . . . . .          $    0.71            $    (0.55)          $    (0.62)
    Fully diluted   . . . . . . . . . . . . . . . . . .               0.69                   ---                  ---

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Primary   . . . . . . . . . . . . . . . . . . . . .             17,113                15,743               15,426
    Fully diluted   . . . . . . . . . . . . . . . . . .             20,816                   ---                  ---




See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT SHARE DATA)


                                             Common Stock
                                         and Paid-in Capital       Retained    Cumulative       Treasury Stock          Total
                                       -----------------------     Earnings   Translation    ---------------------   Stockholders'
                                         Shares        Amount     (Deficit)    Adjustment    Shares        Amount       Equity
                                       ----------    ---------    ---------   -----------    -------      --------   -------------
BALANCE, APRIL 1, 1992                 15,498,079    $ 43,319     $ 17,494     $  (224)      104,474      $  (392)    $   60,197
  Net loss                                                          (9,624)                                               (9,624)
  Equity contributions                                      4                                                                  4
  Stock options exercised                 138,428         501                                                                501
  Tax benefit of stock option
    transactions                                          243                                                                243
  Shares issued to Dynamix
    shareholders                           24,272         221                                                                221
  Foreign currency translation
    adjustment                                                                     (23)                                      (23)
                                       ----------    --------     --------     -------      --------      -------     ----------

BALANCE, MARCH 31, 1993                15,660,779      44,288        7,870        (247)      104,474         (392)        51,519
  Net loss                                                          (8,619)                                               (8,619)
  Stock options exercised                 541,108       3,248                                                              3,248
  Tax benefit of stock option
    transactions                                          442                                                                442
  INN liquidation preference                            3,977                                                              3,977
  Foreign currency translation
    adjustment                                                                      28                                        28
                                       ----------    --------     --------     -------      --------      -------     ----------

BALANCE, MARCH 31, 1994                16,201,887      51,955         (749)       (219)      104,474         (392)        50,595
  Net income                                                        12,162                                                12,162
  Equity contributions                                    266                                                                266
  Stock options exercised                 333,807       2,131                                                              2,131
  Tax benefit of stock option
    transactions                                        1,772                                                              1,772
  Conversion of convertible
    debt                                1,021,421      13,897                                                             13,897
  Treasury stock issued                                                                      (10,320)          43             43
  Net unrealized holding gains
    on marketable investment
    securities available-for-sale                                      101                                                   101
  Foreign currency translation
    adjustment                                                                     338                                       338
                                       ----------    --------     --------     -------      --------      -------     ----------
BALANCE, MARCH 31, 1995                17,557,115    $ 70,021     $ 11,514     $   119        94,154      $  (349)    $   81,305
                                       ==========    ========     ========     =======      ========      =======     ==========


See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS)

                                                                              1995            1994              1993
                                                                          -----------      -----------      -----------
OPERATING ACTIVITIES:
  Net income (loss)     . . . . . . . . . . . . . . . . . . . . . . .     $    12,162      $    (8,619)     $    (9,624)
  Reconciliation to net cash provided by (used for)
    operating activities:
    Depreciation    . . . . . . . . . . . . . . . . . . . . . . . . .           3,214            3,040            2,647
    Amortization of intangible assets and issuance costs    . . . . .          11,136            9,100           12,076
    Gain on sale of The ImagiNation Network   . . . . . . . . . . . .         (19,739)             ---              ---
    Equity loss from The ImagiNation Network    . . . . . . . . . . .           1,990            5,066              ---
    Purchased in-process research and development   . . . . . . . . .             ---            1,102              ---
    Provision for doubtful accounts     . . . . . . . . . . . . . . .             829              647            1,115
    Deferred income taxes     . . . . . . . . . . . . . . . . . . . .          (2,816)          (1,394)          (1,394)
    Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,209             (474)             (96)
  Cash provided (used) by changes in assets and liabilities:
    Accounts receivable     . . . . . . . . . . . . . . . . . . . . .          (1,189)          (4,538)          (2,230)
    Inventories     . . . . . . . . . . . . . . . . . . . . . . . . .             117             (823)             842
    Refundable income taxes   . . . . . . . . . . . . . . . . . . . .           3,088            1,825             (825)
    Other current assets  . . . . . . . . . . . . . . . . . . . . . .            (548)             485           (2,064)
    Software development costs    . . . . . . . . . . . . . . . . . .          (5,037)          (6,060)          (9,414)
    Research and development acquired     . . . . . . . . . . . . . .             ---           (2,452)             ---
    Other assets    . . . . . . . . . . . . . . . . . . . . . . . . .          (1,020)            (225)             (40)
    Accounts payable    . . . . . . . . . . . . . . . . . . . . . . .           1,226             (230)           1,186
    Accrued compensation and related benefits   . . . . . . . . . . .           1,811              154              ---
    Royalties payable     . . . . . . . . . . . . . . . . . . . . . .           1,573              482               17
    Deferred revenue    . . . . . . . . . . . . . . . . . . . . . . .             426              835              ---
    Accrued interest    . . . . . . . . . . . . . . . . . . . . . . .           1,160              ---              ---
    Other accrued expenses    . . . . . . . . . . . . . . . . . . . .             617              (78)           2,592
    Advances under publishing agreement and other liabilities   . . .           4,692              (14)             105
                                                                          -----------      -----------      -----------
    Net cash provided by (used for) operating activities    . . . . .          14,901           (2,171)          (5,107)
INVESTING ACTIVITIES:
  Proceeds from sale of The ImagiNation Network   . . . . . . . . . .          19,739              ---              ---
  Proceeds from matured marketable investment securities  . . . . . .          40,319           67,865          119,435
  Purchases of marketable investment securities     . . . . . . . . .         (69,880)         (65,550)        (139,209)
  Net purchases of property, plant and equipment    . . . . . . . . .          (4,735)          (3,524)          (3,444)
  Loan to The ImagiNation Network   . . . . . . . . . . . . . . . . .          (2,895)             ---              ---
  Payment for purchase of subsidiaries, net of cash acquired
    and research and development    . . . . . . . . . . . . . . . . .          (1,620)          (2,797)          (1,056)
  Net repayment of advances to The ImagiNation Network    . . . . . .             ---            1,646              ---
                                                                          -----------      -----------      -----------
    Net cash used by investing activities     . . . . . . . . . . . .         (19,072)          (2,360)         (24,274)
FINANCING ACTIVITIES:
  Net proceeds from convertible debt offering   . . . . . . . . . . .          48,250              ---              ---
  Proceeds from exercise of options and warrants    . . . . . . . . .           2,131            3,248              501
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (699)             (15)             (20)
                                                                          -----------      -----------      -----------
    Net cash provided by financing activities     . . . . . . . . . .          49,682            3,233              481
                                                                          -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .          45,511           (1,298)         (28,900)
EFFECT OF EXCHANGE RATE CHANGES ON CASH   . . . . . . . . . . . . . .              96              ---               27
CASH AND CASH EQUIVALENTS:
    BEGINNING OF YEAR   . . . . . . . . . . . . . . . . . . . . . . .           3,281            4,579           33,452
                                                                          -----------      -----------      -----------
    END OF YEAR     . . . . . . . . . . . . . . . . . . . . . . . . .     $    48,888      $     3,281      $     4,579
                                                                          ===========      ===========      ===========

See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow and noncash investing and financing information for the years ended March 31 is as follows (in thousands):

                                                                  1995         1994         1993
                                                                -------      --------     -------
                 Cash paid (received) during the year for:
                    Income taxes    . . . . . . . . . . .       $ 7,123      $ (741)      $  22
                    Interest    . . . . . . . . . . . . .       $ 4,577      $  (70)      $ (59)


1995:
     During fiscal 1995 the Company induced conversion of $14,300,000 of convertible debt into 1,021,421 shares of common stock.

1994:
     The Company purchased all of the capital stock of Coktel Vision for $5,332,000. In connection with the acquisition, liabilities assumed were as follows (in thousands):

                 Fair value of net assets acquired  . . .    $ 7,641
                 Cash paid    . . . . . . . . . . . . . .     (5,332)
                                                             -------
                 Liabilities assumed    . . . . . . . . .    $ 2,309
                                                             =======

1993:
     The Company purchased all of the capital stock of Bright Star for $1,087,000. In connection with this acquisition, liabilities assumed were as follows (in thousands):

                 Fair value of net assets acquired  . . .     $ 1,193
                 Cash paid    . . . . . . . . . . . . . .      (1,087)
                                                              -------
                 Liabilities assumed    . . . . . . . . .     $   106
                                                              =======





See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993

NOTE 1:  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Sierra On-Line, Inc. (Sierra), a Delaware corporation, and its wholly-owned subsidiaries, Sierra On-Line Limited (Sierra U.K.), Dynamix, Inc. (Dynamix), Sierra On-Line Japan, K.K. (Sierra Japan), Bright Star Technology, Inc. (Bright Star), Coktel Vision, S.A. (Coktel), Interactive Associates, Inc., and Sierra/Dynamix International Sales Company, Inc., a foreign sales corporation, Software Inspiration, Ltd. (Inspiration), and The Pixellite Group (Pixellite) (collectively referred to as the Company). The accounts of The ImagiNation Network, Inc. (INN) were consolidated with those of the Company through July 26, 1993 and accounted for under the equity method until December 1994, when the Company sold its remaining interest in INN to AT&T.

  As described in Note 2, on May 31, 1995 and June 20, 1995, respectively, Pixellite and Inspiration became wholly owned subsidiaries of Sierra On-Line, Inc. These consolidated financial statements have been prepared under the pooling-of-interests method of accounting and reflect the combined financial position and operating results of Sierra, Pixellite and Inspiration for all periods presented. Upon issuance of the Company's first quarter fiscal 1996 results of operations in this Form 10-Q these consolidated financial statements will become the historical financial statements of the Company.

  All significant intercompany balances and transactions are eliminated.

BUSINESS

  The Company's primary business is the development and publication of entertainment and educational software for personal computers for distribution in North America, Europe and Asia.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include cash, certificates of deposit and short term investments with original maturities of three months or less.

MARKETABLE INVESTMENT SECURITIES

  Marketable investment securities consist of municipal securities, corporate stocks and bonds, U.S. Treasury notes, and commercial paper. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective April 1, 1994 and classified all investment securities as available-for-sale. As a result, securities are reported at fair value with net unrealized holding gains and losses excluded from earnings and reported in stockholders' equity. Fair value is based upon quoted market prices using the specific identification method. The impact of the adoption of this statement on stockholders' equity was insignificant.

INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is stated at cost. Depreciation and amortization are provided using a straight-line method over estimated useful lives ranging from approximately 2 to 18 years.

SOFTWARE DEVELOPMENT COSTS AND PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

  Under the criteria set forth in SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the on-going assessment of the recoverability of costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts that have been capitalized under this statement, after consideration of the above factors, are amortized on either a straight-line basis over the estimated useful lives of the products (6 to 24 months) or the ratio of current product revenues to the total revenues expected over the life of the product, whichever produces the greater expense.

  Purchased in-process research and development is charged to expense on the date acquired if it has no alternative future use and technological feasibility is not established.

GOODWILL

  Goodwill represents the excess purchase price paid over the net assets of acquired companies. Goodwill is amortized on a straight-line basis over seven years.

  The carrying value of goodwill is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the undiscounted expected future cash flows from the impaired assets.

FOREIGN CURRENCY

  Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. The translation adjustment resulting from this process is presented separately in shareholders' equity. The gains and losses from foreign currency transactions are included in selling, general and administrative expense in the statements of operations.

REVENUE RECOGNITION

  The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) No. 91-1, Software Revenue Recognition. Revenue from product sales is recognized upon shipment, provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Other insignificant vendor obligations consisting primarily of costs associated with telephone support to customers after delivery of software are accrued.

  The Company's agreements with certain distributors and retailers permit them to exchange products or provide price protection under certain circumstances. The Company provides an allowance for estimated exchanges and price protection.

  During the period that INN was consolidated with the balances of the Company, revenue from INN was recognized over the period services were provided.

ADVERTISING

  The Company accounts for advertising costs in accordance with SOP No. 93-7, Reporting on Advertising Costs. Direct response advertising is capitalized only if customer sales can be directly correlated to the advertising and if future benefit can be demonstrated. Capitalized advertising costs are amortized using the straight-line method over the estimated benefit period. Advertising expense for fiscal 1995, 1994 and 1993 was $8,670,000, $7,795,000 and $5,491,000, respectively. Amounts capitalized at March 31, 1995 and 1994 approximated $598,000 and $296,000, respectively.

INCOME TAXES (BENEFIT)

  During 1994, the Company adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Accordingly, the Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The cumulative effect of this change in accounting method was not significant.

  Prior to 1994, the Company utilized APB Opinion No. 11, Accounting for Income Taxes.

NET INCOME (LOSS) PER SHARE

  Net income (loss) per share is based upon the weighted average number of common shares outstanding during the period as adjusted for the shares issued in the merger with Pixellite and Inspiration described in Note 2 and after consideration of the dilutive effect, if any, of stock options granted using the treasury stock method. In addition, conversion of the Company's 6-1/2% Convertible Subordinated Notes (see Note 8) are included in fully diluted income per share using the if-converted method when such securities are dilutive.

STOCK SPLIT

  On March 3, 1995, the Company recorded a two-for-one stock split to holders of record on February 17, 1995. Outstanding shares, stock options and per share data have been retroactively restated for all periods to give effect to the stock split.

CONCENTRATION OF CREDIT RISK

  Accounts receivable include amounts from geographically dispersed dealers and distributors in the computer software industry. Concentrations of credit risk are considered minimal and bad debts have not been significant. The Company does not require collateral or other security to support credit sales.

RECLASSIFICATIONS

  Certain reclassifications have been made to the 1993 and 1994 balances to conform with the 1995 presentation.

NOTE 2:  BUSINESS COMBINATIONS

PIXELLITE AND INSPIRATION

  On May 31, 1995 the Company merged with The Pixellite Group ("Pixellite"), a developer of personal printing software, in exchange for 245,779 shares of Sierra's common stock. On June 20, 1995 the Company also merged with Software Inspiration, Ltd. ("Inspiration"), a developer of strategy games, in exchange for 730,352 shares of Sierra's common stock.

  The mergers have been accounted for as poolings of interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the merger are restated as though the companies had been combined.

  All fees and expenses related to the merger of the combined companies will be expensed as required under the pooling-of-interests accounting method. These expenses have not been reflected in the consolidated statements of earnings but will be reflected in the consolidated statement of operations of the Company for the three months ended June 30, 1995. Such fees and expenses total approximately $220,000 and include legal and accounting fees.

  The following summarizes amounts previously reported by Sierra prior to the transaction for the years ended March 31, 1995, 1994 and 1993 (in thousands, except per share data):

                                                    1995          1994          1993
                                                  --------      --------      --------
REVENUES:
    Sierra    . . . . . . . . . . . . . . . .     $ 83,440      $ 62,745      $ 49,716
    Pixellite and Inspiration   . . . . . . .        6,067         5,173         4,821
                                                  --------      --------      --------
    Combined    . . . . . . . . . . . . . . .     $ 89,507      $ 67,918        54,537
                                                  ========      ========      ========

NET INCOME (LOSS)
    Sierra    . . . . . . . . . . . . . . . .     $ 11,938      $ (8,676)     $ (8,398)
    Pixellite and Inspiration   . . . . . . .          224            57        (1,226)
                                                  --------      --------      --------
    Combined      . . . . . . . . . . . . . .     $ 12,162      $ (8,619)     $ (9,624)
                                                  ========      ========      ========

PRIMARY NET INCOME (LOSS) PER SHARE:
    Sierra    . . . . . . . . . . . . . . . .     $   0.74      $  (0.59)     $  (0.58)
    Pixellite and Inspiration   . . . . . . .        (0.03)         0.04         (0.04)
                                                  --------      --------      --------
    Combined    . . . . . . . . . . . . . . .     $   0.71      $  (0.55)        (0.62)
                                                  ========      ========      ========

FULLY DILUTED NET INCOME (LOSS) PER SHARE:
    Sierra    . . . . . . . . . . . . . . . .     $   0.71      $    ---      $    ---
    Pixellite and Inspiration   . . . . . . .        (0.02)          ---           ---
                                                  --------      --------      --------
    Combined    . . . . . . . . . . . . . . .     $   0.69      $    ---           ---
                                                  ========      ========      ========

COKTEL

  On October 29, 1993, the Company acquired Coktel Vision S.A. ("Coktel"), a developer and publisher of educational and entertainment software products, for an initial purchase price of approximately $5,332,000. This business combination was accounted for as a purchase, and, accordingly, the net assets and operations of Coktel are included in the Company's consolidated financial statements beginning on October 29, 1993. Approximately $1,102,000 of the purchase price was attributed to in-process research and development and accordingly was charged to expense at the date of acquisition. Amounts allocated to software development costs approximated $1,350,000 and amounts allocated to goodwill were approximately $2,419,000 and will be amortized over its estimated useful life of seven years on a straight-line basis. The remainder of the purchase price was allocated to the net assets of Coktel and consist primarily of current assets and current liabilities.

  Contingent purchase payments may be due under an incentive payment plan. Maximum amounts payable under the incentive payment plan approximate $6,250,000 (30 million French francs), to be earned ratably over a three and one-half year period. Any amounts due under the incentive plan will be capitalized as goodwill and paid, at management's discretion, in either cash, or a combination of cash and common stock with a maximum stock allocation of 75%. During the fiscal years ended

  March 31, 1995 and 1994, approximately $1,562,000 and $1,313,000 were earned under this plan. At March 31, 1995 and 1994, incentive payments due approximated $1,562,000 and $1,313,000.

BRIGHT STAR

  On July 6, 1992, the Company acquired Bright Star, a developer and publisher of educational computer software, for an initial purchase price of $1,000,000 plus transaction costs of $87,000. This business combination was accounted for as a purchase and, accordingly, the net assets and operations of Bright Star are included in the Company's consolidated financial statements beginning on July 6, 1992. The $1,087,000 purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of acquisition. The excess of cost and liabilities assumed over tangible assets acquired was recorded as goodwill ($929,000 at the purchase date). Goodwill is being amortized on a straight-line basis over seven years from the date of the original acquisition.

  As part of this transaction, the common and preferred shareholders of Bright Star as of July 2, 1992, certain key executives and a financial advisor obtained the right to receive a maximum of up to $2,500,000 in cash or a maximum of up to 400,000 shares of the Company's common stock over a five-year period based on the attainment of certain revenue goals, in addition to the $1,000,000 cash payment described above. Amounts earned by the shareholders and executives may be paid in cash, stock or a combination of cash and stock, at the sole discretion of the Company. Amounts received by the financial advisor may only be paid in cash. These contingent amounts will be allocated to goodwill as they are earned. In fiscal 1994, $307,000 was earned under this agreement and payable at March 31, 1994. No amounts were earned during 1995 and 1993.

UNAUDITED PRO FORMA INFORMATION

  The following unaudited combined pro forma information shows the results of the Company's operations for the fiscal year presented had the acquisition of Coktel occurred at the beginning of the year (in thousands, except per share data).

                                                                     1994
                                                                  --------
      Net sales   . . . . . . . . . . . . . . . . . . . . .       $ 67,617
      Net loss  . . . . . . . . . . . . . . . . . . . . . .       $ (8,848)
      Net loss per share    . . . . . . . . . . . . . . . .       $  (0.56)

  This pro forma information may not be indicative of the results that actually would have been obtained had the acquisition occurred at the beginning of the period, and is not intended to be a projection of future results.

NOTE 3:  SALE OF THE IMAGINATION NETWORK

  The operating activities of INN were consolidated with those of the Company through July 26, 1993. On July 27, 1993, the Company sold 42% of INN's voting stock and reduced its ownership interest to 58% and reduced its voting control such that the Company began recording INN operations utilizing the equity method. Upon sale of its 42% interest, the Company recorded its liquidation preference in excess of recorded book value as shareholders' equity.

  In December 1994, the Company sold its remaining equity interest in INN to AT&T and recorded a gain of $19,739,000. The Company also entered into a multi-year publishing agreement with AT&T to provide content for INN. The publishing agreement provides for AT&T to fund up to $4,000,000 of the Company's development expenditures under an existing publishing agreement and up to $23,000,000 of Sierra's development expenditures, subject to certain limitations, through non-refundable royalty advances. The non-refundable royalty advances are reflected net of research and development expense. A summary of gross research and development expense and non-refundable royalty advances for the year ended March 31 is as follows (in thousands):

                                                                      1995
                                                                    --------
                 Research and development expense                   $20,937
                 Non-refundable royalty advances                     (1,585)
                                                                    -------
                                                                    $19,352
                                                                    =======

NOTE 4:  MARKETABLE INVESTMENT SECURITIES

  The Company's investments, including aggregate fair values, cost, gross unrealized holding gains, and gross unrealized holding losses, consist of the following at March 31 (in thousands):

                                                                                              GROSS               GROSS
                                                                                           UNREALIZED           UNREALIZED
                                                    FAIR                                     HOLDING              HOLDING
                                                   VALUE                COST                  GAINS               LOSSES
                                               ------------         ------------         -------------         ------------
1995:
      U.S. Government obligations              $     10,394         $     10,357         $         39          $         2
      Corporate securities                           23,050               22,996                   80                   26
      Commercial paper                               17,129               17,067                   64                    2
                                               ------------         ------------         ------------          -----------
                                               $     50,573         $     50,420         $        183          $        30
                                               ============         ============         ============          ===========
1994:
      U.S. Government obligations              $     14,939         $     15,003         $        ---          $        64
      Corporate securities                              544                  438                  106                  ---
      Tax-exempt municipal bonds and notes            1,831                1,830                    1                  ---
      Commercial paper                                2,915                2,915                  ---                  ---
      Money market funds                                673                  673                  ---                  ---
                                               ------------         ------------         ------------          -----------
                                               $     20,902         $     20,859         $        107          $        64
                                               ============         ============         ============          ===========

  Fair values of investments are based on quoted market prices on the last business day of the fiscal year. All investments available-for-sale at March 31, 1995 will mature within one year.

NOTE 5:  INVENTORIES

  Inventories consist of the following at March 31 (in thousands):

                                                                   1995                1994
                                                                ---------           ---------
                 Raw materials    . . . . . . . . . . . .       $   2,793           $   3,411
                 Work in progress   . . . . . . . . . . .              65                  85
                 Finished goods   . . . . . . . . . . . .           1,980               1,459
                                                                ---------           ---------
                                                                $   4,838           $   4,955
                                                                =========           =========

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following at March 31 (in thousands):

                                                                   1995                1994
                                                                ----------          ----------
                 Land   . . . . . . . . . . . . . . . . .       $      203          $      203
                 Buildings and improvements   . . . . . .            3,591               3,236
                 Computers and equipment    . . . . . . .           16,259              12,533
                 Furniture and fixtures   . . . . . . . .            1,312                 785
                                                                ----------          ----------
                                                                    21,365              16,757
                 Less accumulated depreciation  . . . . .          (12,514)             (9,418)
                                                                ----------          ----------
                                                                $    8,851          $    7,339
                                                                ==========          ==========

NOTE 7:  SOFTWARE DEVELOPMENT COSTS

In fiscal 1993, the Company reduced capitalized software development costs for certain current titles and deferred fewer costs related to software development due to a changing retail environment and increased competition in the marketplace. Following careful review of its markets, the Company recognized that the increase in the number of new titles and emerging formats in the entertainment and educational software industries significantly reduced the shelf life for products in these categories. To address the new market conditions, the Company reduced capitalization of software development costs for certain current products that had been discontinued or had experienced shortened shelf life, expensed development costs of certain products for new markets and new platforms where market acceptance was less predictable and amortized new titles over a shorter life. The effect of accelerating amortization was to increase net loss by $1,842,000, or $0.12 per common share in fiscal 1993.

NOTE 8:  FINANCING ARRANGEMENTS

LINE OF CREDIT

  In fiscal 1995, the Company entered into an unsecured bank line of credit that provides for borrowings of up to $10 million, expiring August 31, 1995. Any borrowings under this line of credit would be collateralized by substantially all the Company's assets and incur interest at either the bank's prime rate or IBOR plus 175 basis points at borrower's choice. The line contains covenants requiring the Company to maintain certain financial ratios and minimum balances in cash and cash equivalents. The Company is in compliance with all covenants under this line of credit as of March 31, 1995. There have been no borrowings by the Company under this line of credit to date.

CONVERTIBLE NOTES

  On April 12, 1994, the Company issued $50,000,000 in principal amount of 6-1/2% convertible subordinated notes due April 1, 2001 (the "Notes"). Interest on the Notes is payable semi-annually on April 1 and October 1 of each year and commenced October 1, 1994. The Notes are convertible into common stock of the Company, at a conversion price of $14.00 per share, subject to adjustment under certain conditions. The Notes are redeemable after April 2, 1997, at the option of the Company, at specified redemption prices. The Notes will be subordinated to all existing and future Senior Indebtedness (as defined in the Indenture governing the Notes) of the Company. Issuance costs have been netted against the principal convertible debt balance and are being amortized on a straight-line basis over seven years. The fair value of these notes at March 31, 1995 was $58,548,000 as determined by the Private Offerings, Resales and Trading through Automated Linkages ("PORTAL") Market.

  During fiscal 1995 the Company paid $1.0 million, included in interest expense, to induce conversion of $14,300,000 of convertible debt into 1,021,421 shares of common stock. If conversion had occurred on April 1, 1994, earnings per share and weighted average shares outstanding would have been as follows:

                 Supplementary primary earnings per share:                           $0.72

                 Supplementary primary weighted average shares outstanding:          17,488,000

NOTE 9:  INCOME TAX PROVISION (BENEFIT)

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows for the years ended March 31:

                                                                      1995               1994               1993
                                                                    -------            -------            -------
  Statutory rate    . . . . . . . . . . . . . . . . . . . .            35.0%             (35.0)%             (34.0)%
  State income taxes, net of federal income tax benefit   .             3.0
  Utilization of net operating losses   . . . . . . . . . .            (3.9)
  Non-consolidated losses   . . . . . . . . . . . . . . . .            (4.5)              18.3
  Foreign subsidiaries    . . . . . . . . . . . . . . . . .            (2.2)               3.4                 1.5
  Non-deductible expenses   . . . . . . . . . . . . . . . .             4.5                2.1                 2.1
  Other   . . . . . . . . . . . . . . . . . . . . . . . . .             0.5                3.9                 5.1
                                                                    -------            -------             -------
  Effective rate    . . . . . . . . . . . . . . . . . . . .            32.4%              (7.3)%             (25.3)%
                                                                    =======            =======             =======

The provision for income taxes (benefit) consists of the following for the years ended March 31 (in thousands):

                                                                      1995               1994               1993
                                                                   ---------          ---------          ---------
  Current:
    Federal     . . . . . . . . . . . . . . . . . . . . . .        $   7,772          $     540          $  (1,686)
    State     . . . . . . . . . . . . . . . . . . . . . . .              922                 32                  5
    Foreign     . . . . . . . . . . . . . . . . . . . . . .              (55)               143               (182)
                                                                   ---------          ----------         ---------
                                                                       8,639                715             (1,863)
  Deferred:
    Federal     . . . . . . . . . . . . . . . . . . . . . .           (2,298)            (1,003)            (1,394)
    State     . . . . . . . . . . . . . . . . . . . . . . .             (310)              (391)               ---
    Foreign   . . . . . . . . . . . . . . . . . . . . . . .             (208)               ---                ---
                                                                   ---------           ---------          ---------
                                                                      (2,816)            (1,394)            (1,394)
                                                                   ---------          ---------          ---------
                                                                   $   5,823          $    (679)         $  (3,257)
                                                                   =========          =========          =========

Deferred income tax liabilities (assets) reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. A valuation allowance against deferred tax assets has been provided for when it is more likely than not that some or all of the deferred tax assets will not be realized. The effect of temporary differences that cause significant portions of deferred tax assets and liabilities are as follows at March 31 (in thousands):

                                                                           1995                  1994
                                                                        ---------             --------
Deferred Assets:
  Inventory overhead allocation     . . . . . . . . . . . . . . .       $    (398)            $   (778)
  Accrued expenses    . . . . . . . . . . . . . . . . . . . . . .          (5,638)              (1,991)
  Tax credits   . . . . . . . . . . . . . . . . . . . . . . . . .             (77)              (1,845)
  Net operating losses    . . . . . . . . . . . . . . . . . . . .            (334)                (899)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (163)                (717)
                                                                        ---------             --------
      Subtotal    . . . . . . . . . . . . . . . . . . . . . . . .          (6,610)              (6,230)
  Valuation allowance   . . . . . . . . . . . . . . . . . . . . .           3,230                3,772
                                                                        ---------             --------

Deferred Liabilities:
  Software development costs    . . . . . . . . . . . . . . . . .             105                1,999
                                                                        ---------             --------
                                                                        $  (3,275)            $   (459)
                                                                        =========             ========

NOTE 10:  STOCK OPTION PLAN

The Company has reserved 4,170,000 shares of common stock for issuance under its 1987 Stock Option Plan (the "1987 Plan") for officers, employees, directors, vendors, consultants and independent contractors. Options granted under this plan may be either incentive stock options or nonqualified stock options and are granted at the fair market value of the Company's common stock at the date of grant. Options vest and expire under the terms established at the date of grant. A summary of stock option transactions follows:

                                                                                            Range of Price
                                                                        Shares                 Per Share
                                                                     ----------            ----------------
             Options outstanding, April 1, 1992   . . . . . .         1,464,446             0.47  -   10.13
                 Granted    . . . . . . . . . . . . . . . . .           947,700             5.62  -    8.57
                 Exercised    . . . . . . . . . . . . . . . .          (138,428)            0.47  -    5.50
                 Canceled   . . . . . . . . . . . . . . . . .          (158,950)            4.58  -    7.75
                                                                     ----------            ----------------
             Options outstanding, March 31, 1993    . . . . .         2,114,768             0.47  -   10.13
                 Granted    . . . . . . . . . . . . . . . . .           616,100             5.50  -   11.50
                 Exercised    . . . . . . . . . . . . . . . .          (541,108)            0.47  -   10.13
                 Canceled   . . . . . . . . . . . . . . . . .          (457,366)            3.86  -   10.13
                                                                     ----------            ----------------
             Options outstanding, March 31, 1994  . . . . . .         1,732,394             0.47  -   11.50
                 Granted  . . . . . . . . . . . . . . . . . .           889,000             8.38  -   22.00
                 Exercised  . . . . . . . . . . . . . . . . .          (333,807)            0.47  -   11.50
                 Canceled   . . . . . . . . . . . . . . . . .          (215,482)            4.59  -   11.88
                                                                     ----------            ----------------
             Options outstanding, March 31, 1995  . . . . . .         2,072,105            $0.47  -   22.00
                                                                     ==========


Of the options outstanding at March 31, 1995, 415,163 options are currently exercisable at prices ranging from $0.47 to $11.50 per share, and 397,444 options remain available for future grants.

In March 1995, the Board of Directors approved the adoption of the 1995 Stock Option and Award Plan (the "1995 Plan") and the Employee Stock Purchase Plan (the "ESPP"). The Company will reserve 2,000,000 and 200,000 shares of common stock for issuance under the 1995 Plan and the ESPP, respectively. Both plans are subject to shareholder approval.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

  The Company has entered into long-term lease obligations for certain office and warehouse facilities in addition to various leases for office equipment and company vehicles. These commitments expire at various times through fiscal 2003. The Company's expense for lease obligations for the years ended March 31, 1995, 1994 and 1993 were $1,979,000, $1,305,000 and $712,000, respectively.

  Future minimum annual lease payments on these obligations are as follows for the years ended March 31 (in thousands):

                                  Year Ending March 31,                              Payments
                                  ---------------------                              --------
                                      1996    . . . . . . . . . . . . . . . .        $  2,065
                                      1997    . . . . . . . . . . . . . . . .           1,926
                                      1998    . . . . . . . . . . . . . . . .           1,779
                                      1999    . . . . . . . . . . . . . . . .           1,578
                                      2000    . . . . . . . . . . . . . . . .           1,497
                                      Thereafter    . . . . . . . . . . . . .           2,107
                                                                                     --------
                                         Total    . . . . . . . . . . . . . .        $ 10,952
                                                                                     ========

CONTINGENCIES

  The Company is a defendant in various lawsuits arising in the ordinary course of business. Management believes that losses to the Company from these lawsuits, if any, will not have a material adverse effect on its financial condition or results of operations. In fiscal 1995, the Company paid approximately $1.5 million in shareholder litigation costs in settlement of a securities class action lawsuit filed in December 1992.

NOTE 12:  GEOGRAPHIC INFORMATION

The following schedule presents financial information of the Company classified by geographic area for the years ended March 31 (in thousands):

                                             UNITED
                                             STATES          EUROPE          OTHER           ELIMINATIONS     CONSOLIDATED
                                           ----------     -----------     -----------        ------------     ------------
1995
     Sales to unaffiliated customers       $   65,158     $    17,286     $     5,005         $      ---       $   87,449
     Intercompany transfers                       880             ---             ---               (880)             ---
                                           ----------     -----------     -----------         ----------       ----------
                                           $   66,038     $    17,286     $     5,005         $     (880)      $   87,449
                                           ==========     ===========     ===========         ==========       ==========
     Income from operations                $    1,701     $     1,838     $       ---         $      ---       $    3,539
                                           ==========     ===========     ===========         ==========       ==========
     Identifiable assets                   $  139,158     $     8,238     $       (38)        $   (5,660)      $  141,698
                                           ==========     ===========     ===========         ==========       ==========
1994
     Sales to unaffiliated customers       $   53,074     $     8,745     $     3,710         $      ---       $   65,529
     Intercompany transfers                     3,901             720             ---             (4,621)             ---
                                           ----------     -----------     -----------         ----------       ----------
                                           $   56,975     $     9,465     $     3,710         $   (4,621)      $   65,529
                                           ==========     ===========     ===========         ==========       ==========
     Income (loss) from operations         $   (4,931)    $       462     $       ---         $      (88)      $   (4,557)
                                           ==========     ===========     ===========         ==========       ==========
     Identifiable assets                   $   62,009     $     5,902     $      (443)        $       30       $   67,498
                                           ==========     ===========     ===========         ==========       ==========
1993
     Sales to unaffiliated customers       $   45,216     $     5,166     $     2,792         $      ---       $   53,174
     Intercompany transfers                     3,707             ---             ---             (3,707)             ---
                                           ----------     -----------     -----------         ----------       ----------
                                           $   48,923     $     5,166     $     2,792         $   (3,707)      $   53,174
                                           ==========     ===========     ===========         ==========       ==========
     Income (loss) from operations         $  (12,752)    $      (980)    $       ---         $      171       $  (13,561)
                                           ==========     ===========     ===========         ==========       ==========
     Identifiable assets                   $   67,344     $       445     $      (362)        $   (2,432)      $   64,995
                                           ==========     ===========     ===========         ==========       ==========

Intercompany transfers primarily represent shipments of finished goods inventory to international subsidiaries. The intercompany transfers are made at transfer prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated net sales. In the years ended March 31, 1995, 1994 and 1993, the majority of the Company's sales to Europe were conducted by Coktel and Sierra U.K. Export sales, primarily to Canada and Asia, were $5,005,000, $3,710,000 and $2,792,000, for the years ended March 31,
1995, 1994 and 1993, respectively.

NOTE 13:  RELATED PARTY TRANSACTIONS

The Company pays royalties to certain independent developers, including a director of the Company. Royalty expense related to this director was approximately $819,000, $256,000 and $443,000 during the years ended March 31, 1995, 1994 and 1993, respectively. Royalties payable to the director at March 31, 1995 and 1994 were $633,000 and $117,000, respectively.

From July 1993 through December 1994, the Company paid certain operating expenses on behalf of INN. Total amounts advanced under this arrangement totaled $456,000 and $3,271,000 during fiscal 1995 and fiscal 1994, respectively. In April 1994, the Company accepted an unsecured Promissory Note from INN for approximately $2,895,000. This amount was paid in full, including interest accrued at Bank of America's prime rate, in December 1994.

As of March 31, 1995, the Company held certain notes receivable from officers of a subsidiary. Amounts receivable from those officers at March 31, 1995 and 1994 were $792,000 and $845,000, respectively. Interest earned under these agreements was $84,000, $152,000 and $81,000 for the years ended March 31, 1995, 1994 and 1993, respectively. The notes were paid in full in May 1995.

NOTE 14:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial information for fiscal 1995 and fiscal 1994 is as follows (in thousands, except per share data):

                                                                                  Primary           Fully
                                                                                    Net            Diluted
                                                                    Net           Income             Net
                                                                  Income          (Loss)           Income
                                                Revenues          (Loss)         Per Share        Per Share
                                               ----------       ---------        ---------        ---------
         Quarter ended:
             June 30, 1994                     $  12,861        $  (4,145)       $  (0.26)         $   ---
             September 30, 1994                   19,456             (855)          (0.05)             ---
             December 31, 1994(1)                 37,152           16,807            0.99             0.84
             March 31, 1995                       20,038              355            0.03              ---
                                               ---------        ---------
                                               $  89,507        $  12,162
                                               =========        =========

         Quarter ended:
             June 30, 1993(2)                  $  11,817        $  (3,488)       $  (0.22)         $   ---
             September 30, 1993                   15,566           (1,612)          (0.10)             ---
             December 31, 1993                    28,604            3,361            0.20              ---
             March 31, 1994                       11,931           (6,880)          (0.44)             ---
                                               ---------        ---------
                                               $  67,918        $  (8,619)
                                               =========        =========

(1) Includes $19,739,000 gain on sale of the Company's 58% interest in The ImagiNation Network to AT&T.

(2) One hundred percent of the operating activities of INN have been included in the Company's operating results through July 26, 1993. Subsequent to that date, the Company sold 42% of INN's voting stock and reduced its ownership interest to 58% and began recording INN operations under the equity method.

NOTE 15:  SUBSEQUENT EVENT

On July 12, 1995 the Company announced the formation of a joint venture with Pioneer Electronic Corporation to market and develop entertainment and other software titles for the Japanese market. The joint venture requires a minimum capital contribution from the Company of approximately $1.8 million. Under certain circumstances, the Company may be required to contribute up to a maximum of $6.0 million over the duration of the joint venture.


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

         (a)     The following exhibits are filed herewith:

                          Exhibit 11.0 - Statement Re Computation of Per Share
                                         Earnings

         (b)     Reports on Form 8-K.

                          None.

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SIERRA ON-LINE, INC.

Date:    August 14, 1995                    By:   /s/ Michael A. Brochu
                                                  ----------------------------
                                                  Michael A. Brochu
                                                  Executive Vice President and
                                                  Chief Financial Officer


                                            By:   /s/ Fred Schapelhouman
                                                  ----------------------------
                                                  Fred Schapelhouman
                                                  Chief Accounting Officer