Form 10-Q
period 1995-09-30
SIERRA ON LINE INC
filed 1995-11-14
CIK 724991

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
-----
      ACT OF 1934 for Quarterly period ended September 30, 1995

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
-----
      EXCHANGE ACT OF 1934 for the Quarterly period from       to      .
                                                         -----    -----

Commission file number: 0-17154
                        -------


                              SIERRA ON-LINE, INC.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      77-0164293
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)


              3380 - 146th Place SE., Suite 300, Bellevue, WA 98007
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (206) 649-9800
                    ----------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registration was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
   -------      -------

The number of shares of the Registrant's common stock outstanding as of October 31, 1995 was 18,634,774.

--------------------------------------------------------------------------------

                      SIERRA ON-LINE, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.   FINANCIAL INFORMATION

          Item 1.      Consolidated Financial Statements

                       Consolidated Balance Sheets at September 30, 1995
                       and March 31, 1995...................................................................    3

                       Consolidated Statements of Operations-
                       three and six months ended September 30, 1995 and 1994...............................    4

                       Consolidated Statements of Cash Flows-
                       six months ended September 30, 1995 and 1994.........................................    5

                       Notes to Consolidated Financial Statements-
                       six months ended September 30, 1995 and 1994.........................................    6

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations........................................    8


PART II.  OTHER INFORMATION

          Item 4.      Submission of Matters to a Vote of Security Holders .................................   10

          Item 6.      Exhibits and Reports of Form 8-K ....................................................   10


SIGNATURES..................................................................................................   11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      SIERRA ON-LINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           September 30,    March 31,
                                                                                                1995           1995
                                                                                           -------------    ---------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .........................................................      $ 27,651      $ 48,888
     Marketable investment securities ..................................................        51,662        50,573
     Accounts receivable, net of allowances of $7,307 and $7,262 .......................        33,345        11,024
     Inventories .......................................................................         5,454         4,838
     Deferred income taxes .............................................................         2,300         1,760
     Refundable income taxes ...........................................................           458           670
     Other current assets (including $792 receivable from related party on March 31)....         5,651         4,226
                                                                                              --------      --------
         Total Current Assets ..........................................................       126,521       121,979

PROPERTY, PLANT AND EQUIPMENT, net .....................................................         9,976         8,851

SOFTWARE DEVELOPMENT COSTS .............................................................           548         1,048

GOODWILL, net of accumulated amortization of $3,641 and $2,871 .........................         5,727         6,498

DEFERRED INCOME TAXES ..................................................................         1,083         1,515

OTHER ASSETS ...........................................................................         1,402         1,807
                                                                                              --------      --------
                                                                                              $145,257      $141,698
                                                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..................................................................      $  9,342      $  5,829
     Accrued compensation and related benefits .........................................         3,809         3,804
     Accrued incentive payments ........................................................            --         1,562
     Royalties payable (including $616 and $633 payable to a related party) ............         2,667         2,840
     Deferred revenue ..................................................................         1,146         1,261
     Accrued interest ..................................................................           903         1,160
     Other accrued expenses ............................................................         2,066         3,977
                                                                                              --------      --------
         Total Current Liabilities .....................................................        19,933        20,433

ADVANCES UNDER PUBLISHING AGREEMENT AND OTHER LIABILITIES ..............................         4,867         5,326

CONVERTIBLE DEBT, net of unamortized discount and issuance
     costs of $655 and $1,066 ..........................................................        23,320        34,634

COMMITMENTS AND CONTINGENCIES ..........................................................            --            --

STOCKHOLDERS' EQUITY:
     Preferred stock, par value of $.01 per share;
         1,000,000 shares authorized; none outstanding .................................            --            --
     Common stock and paid in capital, par value $.01 per share;
         40,000,000 shares authorized; 18,713,924 and 17,557,115 shares
         issued as of September 30, 1995 and March 31, 1995, respectively ..............        82,306        70,021
     Retained earnings, including net unrealized holding gain ..........................        15,142        11,514
     Cumulative translation adjustment .................................................            38           119
                                                                                              --------      --------
                                                                                                97,486        81,654
     Less common stock in treasury, 94,154 shares at cost ..............................           349           349
                                                                                              --------      --------
              Total Stockholders' Equity ...............................................        97,137        81,305
                                                                                              --------      --------
                                                                                              $145,257      $141,698
                                                                                              ========      ========




See Notes to Consolidated Financial Statements.

                      SIERRA ON-LINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three months ended                     Six months ended
                                                                     September 30,                         September 30,
                                                              -----------------------                ----------------------
                                                                 1995         1994                      1995         1994
                                                              ---------    ----------                ---------     --------

REVENUES:
     Net sales............................................    $  30,912    $   18,921                $  52,078     $ 31,012
     Other................................................          853           538                    1,143        1,308
                                                              ---------    ----------                ---------     --------
                                                                 31,765        19,459                   53,221       32,320
                                                              ---------    ----------                ---------     --------

OPERATING EXPENSES:
     Manufacturing costs   ...............................        7,342         4,296                   11,825        7,696
     Amortization of software development costs...........          500         2,397                      500        3,987
     Royalties............................................        2,413         1,479                    4,029        2,159
     Selling, general and administrative..................        9,174         6,245                   17,271       12,846
     Research and development.............................        7,319         4,939                   14,804        8,659
                                                              ---------    ----------                ---------     --------
                                                                 26,748        19,356                   48,429       35,347
                                                              ---------    ----------                ---------     --------

INCOME (LOSS) FROM OPERATIONS.............................        5,017           103                    4,792       (3,027)
                                                              ---------    ----------                ---------     --------

OTHER (INCOME) EXPENSE:
     Equity in loss from The ImagiNation Network..........           --           452                       --        1,990
     Interest expense ....................................        1,275           936                    1,970        1,725
     Interest income  ....................................       (1,356)         (804)                  (2,744)      (1,416)
     Amortization of goodwill.............................          431           300                      867          605
                                                              ---------    ----------                ---------     --------
                                                                    350           884                       93        2,904
                                                              ---------    ----------                ---------     --------

INCOME (LOSS) BEFORE INCOME TAXES.........................        4,667          (781)                   4,699       (5,931)

INCOME TAX PROVISION (BENEFIT)............................        1,680            69                    1,680         (936)

CHANGE IN VALUATION ALLOWANCE ............................         (270)           --                     (270)          --
                                                              ---------    ----------                ---------     --------

NET INCOME (LOSS) ........................................    $   3,257    $     (850)               $   3,289     $ (4,995)
                                                              =========    ==========                =========     ========


NET INCOME (LOSS) PER SHARE ..............................    $    0.17     $   (0.05)               $    0.17     $  (0.31)
                                                              =========    ==========                =========     ========

Weighted average shares outstanding ......................       19,712        16,146                   19,239       16,136
                                                              =========    ==========                =========     ========










See Notes to Consolidated Financial Statements.

                      SIERRA ON-LINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       Six months ended
                                                                                                         September 30,
                                                                                                 --------------------------
                                                                                                    1995              1994
                                                                                                 ---------         --------
OPERATING ACTIVITIES:

Net income (loss).........................................................................       $   3,289         $ (4,995)
     Reconciliation to net cash provided by (used for) operating activities:
         Depreciation and leasehold amortization..........................................           1,829            1,900
         Amortization of capitalized software, goodwill and convertible debt
              issuance costs .............................................................           1,428            4,704
         Loss from The ImagiNation Network ...............................................              --            1,990
         Provision for doubtful accounts..................................................             468              404
         Deferred income taxes ...........................................................            (108)          (1,009)
         Other ...........................................................................            (627)              70
     Cash provided (used) by changes in assets and liabilities:
              Accounts receivable.........................................................         (21,853)          (2,619)
              Inventories ................................................................            (616)            (615)
              Other current assets........................................................          (1,426)            (803)
              Software development costs .................................................              --           (3,984)
              Other assets................................................................             321              (18)
              Accounts payable............................................................           3,513              126
              Royalties payable...........................................................            (173)             911
              Deferred revenue ...........................................................            (115)             500
              Other accrued expenses......................................................          (1,861)           2,675
              Income taxes refundable/payable.............................................             (88)           1,679
              Advances under publishing agreement and other liabilities...................            (462)              11
                                                                                                 ---------         --------
         Net cash provided (used) by operating activities.................................         (16,481)             927

INVESTING ACTIVITIES:
     Proceeds from matured or retired marketable investment securities....................          48,050           15,168
     Purchase of marketable investment securities.........................................         (49,138)         (35,813)
     Net purchases of property, plant, and equipment......................................          (2,954)          (2,244)
     Loan to The ImagiNation Network .....................................................              --           (2,895)
     Incentive payments to subsidiaries ..................................................          (1,562)          (1,620)
                                                                                                 ---------         --------
         Net cash used by investing activities............................................          (5,604)         (27,404)

FINANCING ACTIVITIES:
     Net proceeds from convertible note offering .........................................              --           48,250
     Proceeds from exercise of options and warrants.......................................             896              334
     Principal payment on note borrowings and lease obligations...........................              --               55
                                                                                                 ---------         --------
         Net cash provided by financing activities........................................             896           48,639
                                                                                                 ---------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................         (21,189)          22,162

EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................................             (48)              --

CASH AND CASH EQUIVALENTS:

     BEGINNING OF YEAR....................................................................          48,888            3,281
                                                                                                 ---------         --------
     END OF PERIOD........................................................................       $  27,651         $ 25,443
                                                                                                 =========         ========








See Notes to Consolidated Financial Statements.

                      SIERRA ON-LINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying financial statements should be read in conjunction with the Company's Form 10-Q for the three months ended June 30, 1995 and the Company's financial statements for the year ended March 31, 1995 filed under
Item 5 of the previous quarter's Form 10-Q.

         The unaudited interim financial information, as of and for the periods ended September 30, 1995 and 1994, was prepared in a manner consistent with the audited financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial statements reflect all adjustments which are of a normal recurring nature and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - BUSINESS COMBINATIONS

         On July 17, 1995 the Company merged with Green Thumb Software, Inc. ("Green Thumb"), developers of LandDesigner Multi-media for Gardens in exchange for 87,762 shares of Sierra's common stock. On September 11, 1995 the Company also merged with Arion Software, Inc. ("Arion"), developers of cooking software, in exchange for 60,196 shares of Sierra's common stock. Both mergers have been accounted for as poolings-of-interests and both are considered insignificant to the results of operations and financial position of Sierra On-Line at September 30, 1995. Accordingly, the prior period unaudited financial information contained herein has not been restated for these mergers.

         On July 12, 1995 the Company entered into a joint venture agreement with Pioneer Electronic Corporation ("Pioneer") to market and develop entertainment and other software titles for the Japanese market. Under this agreement Sierra On-Line received 51% ownership of the Sierra Pioneer Joint Venture in exchange for a capital contribution of approximately $1.5 million. Sierra On-Line also agreed to contribute up to an additional $3.7 million, or 367 million yen, in additional capital in proportion to its 51% ownership interest subject to the need for sufficient working capital in accordance with the annual budget. The Company also licensed the right to publish and distribute in Japan and Asia all of its software products to the joint venture in exchange for quarterly royalty payments. The results of operations and financial position of the Sierra Pioneer Joint Venture are consolidated with the financial statements of Sierra On-Line.

NOTE 3 - NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is based upon the weighted average number of common shares outstanding during the period as adjusted for the shares issued in the merger with Green Thumb and Arion described in Note 2 and after consideration of the dilutive effect, if any, of stock options granted using the treasury stock method. In addition, conversion of the Company's 6-1/2% Convertible Subordinated Notes are included in fully diluted income per share using the if-converted method when such securities are dilutive.

NOTE 4 - INVENTORIES

         Inventories consist of the following:                               (Dollars in thousands)
                                                                     September 30,               March 31,
                                                                          1995                      1995
                                                                     -------------               ---------
                  Raw materials...................................     $   3,295                 $   2,793
                  Work in progress................................           ---                        65
                  Finished goods..................................         2,159                     1,980
                                                                       ---------                 ---------
                                                                       $   5,454                 $   4,838
                                                                       =========                 =========

NOTE 5 - FEDERAL INCOME TAXES - CHANGE IN VALUATION ALLOWANCE

         The decrease in valuation allowance of $270,000 during the three months ended September 30, 1995 is the result of the Company being able to utilize previously allowanced credit carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of operations should be read in conjunction with the Company's Form 10-Q for the three months ended June 30, 1995 and the Company's financial statements for the year ended March 31, 1995 filed under
Item 5 of the previous quarter's Form 10-Q. The analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projection of future events.

On July 17, 1995 the Company merged with Green Thumb Software, Inc. ("Green Thumb"), developers of LandDesigner Multi-media for Gardens in exchange for 87,762 shares of Sierra's common stock. On September 11, 1995 the Company also merged with Arion Software, Inc. ("Arion"), developers of cooking software, in exchange for 60,196 shares of Sierra's common stock. Both mergers have been accounted for as poolings-of-interests and both are considered insignificant to the results of operations and financial position of Sierra On-Line at September 30, 1995. Accordingly, the prior period unaudited financial information contained herein has not been restated for these mergers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

REVENUES: Net sales of $30,912,000 and total revenues of $31,765,000 for the current quarter represented an increase of 63% compared to the same quarter in the prior year. International revenues increased $4.1 million, or approximately 100% over the $4.0 million in international revenues for the comparable quarter of the prior year. Sales of Phantasmagoria, an adventure title released in August 1995, accounted for $9.9 million of the increase in net sales.

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

For the quarter ended September 30, 1995, 63% of net sales was derived from products released in the current quarter and 82% was from products released in the preceding 12 months. In the comparable prior year quarter, 39% of net sales was derived from current quarter releases and 75% was from products released in the prior 12 months.

The following table sets forth the percentage of the Company's net sales derived from software product categories for the two quarters indicated:

                                          Quarter Ended September 30,
                                            1995              1994
                                        -----------       -----------
           Series:
             Adventure...........            50%               28%
             Simulation..........            18%               34%
             Educational.........            12%               11%
             Action/Family.......            11%               12%
             Sports..............             1%               11%
             Other...............             8%                4%
                                            ----              ----
                                            100%              100%
                                            ====              ====

           Net Sales.............       $30,912,000       $18,921,000

Other revenues include income from the Company's telephone hint line.

OPERATING EXPENSES: Manufacturing costs increased from 23% to 24% of net sales due primarily to increased costs resulting from products containing multiple CDs.

Selling, general and administrative ("SG&A") expense increased $2.9 million to $9.2 million, but decreased from 32% to 29% of total revenues. This increase consisted of a $2.4 million increase in sales and marketing expenses and a $0.5 million increase in administrative expense.

Research and development expense, which reflects total research and development expenditures less capitalized software development costs, increased $2.4 million, but decreased from 25% to 23% of revenues. The increase in expense was due primarily to a decrease in deferred development costs of $1.9 million.

SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

REVENUES: For the six month period ended September 30, 1995 net sales increased $21 million or 68% to $52 million and total revenues increased $20.9 million or 65% to $53 million over the comparable prior year period. Of this increase, $9.9 million was attributable to net sales of Phantasmagoria and $9.0 million was attributable to increased international sales.

OPERATING EXPENSES: Manufacturing costs for the six month period ended September 30, 1995 decreased from 25% to 23% of net sales over the comparable prior year period. This decrease was attributable to lower media costs and increased manufacturing efficiencies in the first quarter period offset by increased costs of multiple CD products.

Royalty costs increased from 7% to 8% of net sales due to increased royalty payments during the first quarter resulting from the increasing technological sophistication of the Company's products.

Selling, general and administrative expense increased $4.4 million but decreased from 40% to 32% of total revenues. This increase was attributable primarily to increased spending on sales and marketing activities.

Research and development expense increased $6.1 million due primarily to a decrease in deferred development costs of $4.0 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had cash, cash equivalents and marketable investment securities aggregating approximately $79 million, a decrease of $20 million from the balance at March 31, 1995.

The Company's working capital requirements are seasonal and tend to be for accounts receivable and inventories. Cash was used by operating activities due primarily to increases in net receivables of $22 million. Net receivables increased due to strong shipments of Phantasmagoria in August and September 1995 and to shipments of Ultra 3D Pinball, Caesar's II and Print Artist 3.0 in September 1995. The Company has provided adequate allowances for sales returns and discount allowances.

The Company is continually evaluating business acquisition opportunities that will broaden its product selection for the home consumer.

The Company believes its existing cash, cash equivalents and marketable securities, are sufficient to meet its current planned requirements for the foreseeable future.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's 1995 Annual Meeting of Stockholders was held on August 17, 1995 (the "Meeting");

         (c) The matters voted upon at the Meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter are set forth below (including a separate tabulation for each director nominee):

1. To elect two Class X directors of the Company, each to serve until the expiration of his three-year term and until his successor is elected and qualified or until his earlier resignation or removal for cause:

                                      VOTES            VOTES
               NOMINEE                FOR              WITHHELD
               ------------------------------------------------
               Walter A. Forbes       14,833,408       155,872
               Marvin H. Green        14,833,428       155,852

2. To approve adoption of the Company's 1995 Stock Option and Award Plan and to reserve 2,000,000 shares of the Company's Common Stock for issuance (during multi-year term of the plan) thereunder, provided that not more than 300,000 such shares shall be available for issuance to directors thereunder:

               For                              9,284,705
               Against                          4,058,282
               Abstain                             18,942
               Broker Non-Votes                 1,627,351

3. To approve adoption of the Company's 1995 Employee Stock Purchase Plan and to reserve 200,000 shares of the Company's Common Stock for issuance thereunder:

               For                             13,354,704
               Against                             27,964
               Abstain                             18,120
               Broker Non-Votes                 1,588,492

4. To ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for fiscal 1996:

               For                             14,984,484
               Against                                996
               Abstain                              3,800
               Broker Non-Votes                         0

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


                                    SIERRA ON-LINE, INC.

Date:    November 13, 1995          By:    /s/ Michael A. Brochu
                                           -------------------------------------
                                           Michael A. Brochu
                                           President and Chief Operating Officer


                                    By:    /s/ Fred Schapelhouman
                                           -------------------------------------
                                           Fred Schapelhouman
                                           Chief Accounting Officer