Form 10-Q
period 1995-12-31
SIERRA ON LINE INC
filed 1996-02-14
CIK 724991

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1995

                                       OR

---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from       to      .
                                                          -----    -----

                        Commission file number:  0-17154


                              SIERRA ON-LINE, INC.
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                       77-0164293
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

3380 - 146TH PLACE S.E.,  SUITE 300,  BELLEVUE, WA                      98007
(Address of principal executive offices)                              (Zip Code)

                                 (206) 649-9800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----        -----

The number of shares of the Registrant's common stock outstanding as of January 31, 1996 was 20,003,982

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I.      FINANCIAL INFORMATION
             Item 1.      Consolidated Financial Statements
                          Consolidated Balance Sheets at December 31, 1995
                          and March 31, 1995  . . . . . . . . . . . . . . . . . . . . .    3
                          Consolidated Statements of Operations --
                          three and nine months ended December 31, 1995 and 1994  . . .    4
                          Consolidated Statements of Cash Flows --
                          nine months ended December 31, 1995 and 1994  . . . . . . . .    5
                          Notes to Consolidated Financial Statements --
                          nine months ended December 31, 1995 and 1994  . . . . . . . .    6
             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations . . . . . . . .    8
PART II.     OTHER INFORMATION
             Item 5.      Other Information   . . . . . . . . . . . . . . . . . . . . .   10
             Item 6.      Exhibits and Reports of Form 8-K  . . . . . . . . . . . . . .   30
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                     SIERRA ON-LINE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            December 31,      March 31,
                                                                                                1995             1995
                                                                                            ------------     ----------
ASSETS                                                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 34,861        $ 50,186
    Marketable investment securities    . . . . . . . . . . . . . . . . . . . . . . . .         50,196          50,573
    Accounts receivable, net of allowances of $15,988 and $7,265    . . . . . . . . . .         56,809          12,984
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,081           4,903
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,166           1,777
    Refundable income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            ---             670
    Other current assets (including $792 receivable from related parties on March 31)            4,510           4,262
                                                                                              --------        --------
         Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        157,623         125,355

PROPERTY, PLANT AND EQUIPMENT, net  . . . . . . . . . . . . . . . . . . . . . . . . . .         11,522           9,068

SOFTWARE DEVELOPMENT COSTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            263           1,048

GOODWILL, net of accumulated amortization of $4,026 and $2,871  . . . . . . . . . . . .          9,728           6,498

DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,559           1,522

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,461           1,863
                                                                                              --------        --------
                                                                                              $182,156        $145,354
                                                                                              ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 16,042        $  6,127
    Accrued compensation and related benefits   . . . . . . . . . . . . . . . . . . . .          4,799           4,118
    Accrued incentive payments    . . . . . . . . . . . . . . . . . . . . . . . . . . .            ---           1,562
    Notes payable (including $2,430 payable to related parties on December 31)  . . . .          3,301             384
    Royalties payable (including $429 and $633 payable to a related party)  . . . . . .          4,647           2,938
    Deferred revenue    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,789           1,261
    Accrued interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            405           1,160
    Income taxes payable    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,891             308
    Other accrued expenses (including $247 payable to related parties on March 31)    .          4,764           4,336
                                                                                              --------        --------
         Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .         43,638          22,194

ADVANCES UNDER PUBLISHING AGREEMENT AND OTHER LIABILITIES . . . . . . . . . . . . . . .          1,010           5,907

CONVERTIBLE DEBT, net of unamortized discount and issuance costs of $615 and $1,066   .         23,360          34,634

MINORITY INTEREST IN SIERRA PIONEER JOINT VENTURE   . . . . . . . . . . . . . . . . . .          1,295             ---

STOCKHOLDERS' EQUITY:
    Preferred stock, par value of $.01 per share;
         1,000,000 shares authorized; none outstanding  . . . . . . . . . . . . . . . .            ---             ---
    Common stock and paid in capital, par value $.01 per share;
         40,000,000 shares authorized; 20,072,317 and 18,726,519 shares
         issued as of December 31, 1995 and March 31, 1995, respectively  . . . . . . .         86,492          70,052
    Retained earnings, including net unrealized holding gain    . . . . . . . . . . . .         27,147          12,797
    Cumulative translation adjustment   . . . . . . . . . . . . . . . . . . . . . . . .           (437)            119
                                                                                              --------        --------
                                                                                               113,202          82,968
    Less common stock in treasury, 94,154 shares, at cost   . . . . . . . . . . . . . .            349             349
                                                                                              --------        --------
             Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .        112,853          82,619
                                                                                              --------        --------
                                                                                              $182,156        $145,354
                                                                                              ========        ========

See Notes to Consolidated Financial Statements.

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                            Three months ended        Nine months ended
                                                               December 31,               December 31,
                                                            ------------------       --------------------
                                                              1995       1994          1995         1994
                                                            -------    -------       --------     -------
REVENUES:
    Net sales   . . . . . . . . . . . . . . . . . . .       $62,702    $41,126       $120,953     $74,334
    Other   . . . . . . . . . . . . . . . . . . . . .           518         87          1,661       1,395
                                                            -------    -------       --------     -------
                                                             63,220     41,213        122,614      75,729
                                                            -------    -------       --------     -------
OPERATING EXPENSES:
    Manufacturing costs     . . . . . . . . . . . . .        11,915      8,310         24,668      16,242
    Amortization of software development costs  . . .           285      5,195            785       9,183
    Royalties   . . . . . . . . . . . . . . . . . . .         5,452      2,835          9,713       5,698
    Selling, general and administrative   . . . . . .        18,583     10,581         37,439      25,157
    Research and development  . . . . . . . . . . . .         9,771      6,105         26,816      15,625
                                                            -------    -------       --------     -------
                                                             46,006     33,026         99,421      71,905
                                                            -------    -------       --------     -------
INCOME FROM OPERATIONS  . . . . . . . . . . . . . . .        17,214      8,187         23,193       3,824
                                                            -------    -------       --------     -------
OTHER INCOME (EXPENSE):
    Gain on sale of The ImagiNation Network   . . . .           ---     19,739            ---      19,739
    Equity in loss from The ImagiNation Network   . .           ---        ---            ---      (1,990)
    Shareholder litigation costs    . . . . . . . . .           ---     (1,500)           ---      (1,500)
    Interest expense    . . . . . . . . . . . . . . .          (365)    (2,670)        (2,334)     (3,575)
    Interest income     . . . . . . . . . . . . . . .         1,175        890          3,972       2,310
    Amortization of goodwill  . . . . . . . . . . . .          (475)      (301)        (1,376)       (905)
                                                            -------    -------       --------     -------
                                                               (335)    16,158           (262)     14,079
                                                            -------    -------       --------     -------
INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . .        17,549     24,345         23,455      17,903
INCOME TAXES:
    Income tax provision    . . . . . . . . . . . . .         6,210      6,549          7,925       5,631
    Change in valuation allowance   . . . . . . . . .          (945)       ---         (1,215)        ---
                                                            -------    -------       --------     -------
NET INCOME  . . . . . . . . . . . . . . . . . . . . .       $12,284    $17,796       $ 16,745     $12,272
                                                            =======    =======       ========     =======


NET INCOME PER SHARE:
    Primary             . . . . . . . . . . . . . . .       $ 0.58     $  0.97       $   0.80     $  0.68
    Fully diluted       . . . . . . . . . . . . . . .       $ 0.55     $  0.83       $   0.77     $  0.63

Weighted average shares outstanding:
    Primary             . . . . . . . . . . . . . . .       21,298      18,417         20,873      18,170
    Fully diluted       . . . . . . . . . . . . . . .       23,011      22,221         22,865      22,130


See Notes to Consolidated Financial Statements.

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       Nine months ended
                                                                                         December 31,
                                                                                  -------------------------
                                                                                    1995             1994
                                                                                  --------         --------
OPERATING ACTIVITIES:

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 16,745         $ 12,272
    Reconciliation to net cash provided by (used for) operating activities:
         Depreciation and leasehold amortization  . . . . . . . . . . . . . . .      3,148            2,883
         Amortization of intangible assets and issuance costs   . . . . . . . .      2,161           10,551
         Gain on sale of The ImagiNation Network  . . . . . . . . . . . . . . .        ---          (19,739)
         Loss from The ImagiNation Network  . . . . . . . . . . . . . . . . . .        ---            1,990
         Loss from Sierra Pioneer Joint Venture   . . . . . . . . . . . . . . .        262              ---
         Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . .      1,472              774
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .     (2,424)          (7,200)
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (472)             364
    Cash provided (used) by changes in assets and liabilities:
             Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .    (45,297)         (12,717)
             Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,178)            (758)
             Other current assets . . . . . . . . . . . . . . . . . . . . . . .     (2,946)            (915)
             Software development costs   . . . . . . . . . . . . . . . . . . .        ---           (5,037)
             Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,100)          (1,023)
             Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .      9,915            2,402
             Royalties payable  . . . . . . . . . . . . . . . . . . . . . . . .      1,710            1,680
             Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .      1,528            5,975
             Other accrued expenses . . . . . . . . . . . . . . . . . . . . . .      3,269            5,741
             Income taxes refundable/payable  . . . . . . . . . . . . . . . . .      8,534           13,523
             Advances under publishing agreement and other liabilities  . . . .     (2,199)           1,093
                                                                                  --------         --------
         Net cash provided (used) by operating activities . . . . . . . . . . .    (10,872)          11,859

INVESTING ACTIVITIES:
    Proceeds from sale of The ImagiNation Network   . . . . . . . . . . . . . .        ---           19,739
    Proceeds from matured or retired marketable investment securities   . . . .     74,154           35,442
    Purchase of marketable investment securities  . . . . . . . . . . . . . . .    (73,777)         (40,216)
    Net purchase of property, plant, and equipment  . . . . . . . . . . . . . .     (5,566)          (3,070)
    Loan to The ImagiNation Network   . . . . . . . . . . . . . . . . . . . . .        ---           (2,895)
    Incentive payments to subsidiaries    . . . . . . . . . . . . . . . . . . .     (1,562)          (1,620)
    Investment in Sierra Pioneer Joint Venture    . . . . . . . . . . . . . . .     (1,493)             ---
                                                                                  --------         --------
         Net cash  used by investing activities . . . . . . . . . . . . . . . .     (8,244)           7,380

FINANCING ACTIVITIES:
    Net proceeds from convertible note offering   . . . . . . . . . . . . . . .        ---           48,250
    Proceeds from exercise of options and warrants  . . . . . . . . . . . . . .      3,780            1,806
    Principal payment on note borrowings and lease obligations  . . . . . . . .        ---               55
                                                                                  --------         --------
         Net cash provided by financing activities  . . . . . . . . . . . . . .      3,780           50,111
                                                                                  --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . .    (15,336)          69,350
EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . . .         11              (44)
CASH AND CASH EQUIVALENTS:
    BEGINNING OF YEAR   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,186            3,281
                                                                                  --------         --------
    END OF PERIOD   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 34,861         $ 72,587
                                                                                  ========         ========

See Notes to Consolidated Financial Statements.

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         The accompanying financial statements of Sierra On-Line, Inc. (the "Company") should be read in conjunction with Item 5 in this Form 10-Q. The financial statements included in Item 5 of the Company's Form 10-Q for the three months ended June 30, 1995, and in the Company's Form 10-K for the year ended March 31, 1995, and the related management discussion and analysis, have been superseded by the financial information included in Item 5 of this Form 10-Q.

         The unaudited interim financial information, as of and for the periods ended December 31, 1995 and 1994 was prepared in a manner consistent with the audited financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying interim financial statements reflect all adjustments which are of a normal recurring nature and necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 - BUSINESS COMBINATIONS

         On May 31, 1995 the Company merged with The Pixellite Group ("Pixellite"), a developer of personal printing software, in exchange for 245,779 shares of Sierra's Common Stock. On June 20, 1995 the Company also merged with Software Inspiration, Ltd. ("Inspiration"), a developer of strategy games, in exchange for 730,352 shares of Sierra's Common Stock.

         In July the Company merged with Green Thumb Software and in September merged with Arion Software in exchange for 87,762 and 60,196 shares of Sierra Common Stock, respectively. Green Thumb is a developer of landscape design products and Arion is a developer of cooking software.

         On November 30, 1995 the Company merged with Papyrus Design Group ("Papyrus"), developers of NASCAR Racing and Indy Car Racing, in exchange for approximately 1.2 million shares of Sierra's Common Stock.

         These mergers have been accounted for as poolings-of-interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the unaudited financial information presented herein reflects the combined results of Sierra, Pixellite, Inspiration and Papyrus for all periods presented.

         The financial statements have not been restated for the Green Thumb and Arion mergers as these companies did not impact the Company's operations significantly.

         All fees and expenses related to the mergers described above have been expensed as required under the pooling-of-interest accounting method. These expenses have been reflected in the consolidated statement of operations of the Company for the three and nine months ended December 31, 1995. Such fees and expenses total approximately $1.3 million, and $1.7 million, respectively, for the three and nine month periods, and include legal, accounting and finders fees.

         The following summarizes amounts previously reported by Sierra prior to the transaction for the three and nine months ended December 31, 1994 (in thousands, except per share data): Three months ended December 31, 1994:

                                                                                 Net Income
                                                                             (Primary Earnings)
                                                  Revenues     Net Income         Per Share
                                                  ---------    ----------         ---------
         Sierra . . . . . . . . . . . . . . . .    $35,117       $16,548           $ 1.03
         Pixellite, Inspiration and Papyrus . .      6,096         1,248            (0.06)
                                                   -------       -------           ------
         Combined . . . . . . . . . . . . . . .    $41,213       $17,796           $ 0.97
                                                   =======       =======           ======

Nine months ended December 31, 1994:

                                                                                 Net Income
                                                                             (Primary Earnings)
                                                  Revenues     Net Income         Per Share
                                                  --------     ----------         ---------
         Sierra   . . . . . . . . . . . . . . .    $65,170       $11,676           $ 0.74
         Pixellite, Inspiration and Papyrus . .     10,559           596            (0.06)
                                                   -------       -------           ------
         Combined . . . . . . . . . . . . . . .    $75,729       $12,272           $ 0.68
                                                   =======       =======           ======

NOTE 3 - JOINT VENTURE

         In July 1995 the Company entered into a joint venture agreement with Pioneer Electronic Corporation ("Pioneer") to market and develop entertainment and other software titles for the Japanese market. Under this agreement Sierra On-Line received 51% ownership of the Sierra Pioneer Joint Venture in exchange for a capital contribution of approximately $1.5 million. Sierra On-Line also agreed to contribute up to an additional $3.7 million, or 367 million yen, in additional capital in proportion to its 51% ownership interest, subject to certain conditions. The Company also licensed to the joint venture the right to publish and distribute in Japan and Asia all of the Company's software products in exchange for quarterly royalty payments. The results of operations and financial position of the Sierra Pioneer Joint Venture are consolidated with the financial statements of Sierra On- Line.

NOTE 4 - NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is based upon the weighted average number of common shares outstanding during the period as adjusted for the shares issued in the mergers described in Note 2 and after consideration of the dilutive effect, if any, of stock options granted using the treasury stock method. In addition, conversion of the Company's 6-1/2% Convertible Subordinated Notes are included in fully diluted income per share using the if-converted method when such securities are dilutive.

NOTE 5 - INVENTORIES


    Inventories consist of the following:         (Dollars in thousands)
                                                December 31,     March 31,
                                                    1995           1995
                                                ------------     ---------
                 Raw materials  . . . . . . .      $4,127          $2,841
                 Work in progress . . . . . .         ---              65
                 Finished goods . . . . . . .       2,954           1,997
                                                   ------          ------
                                                   $7,081          $4,903
                                                   ======          ======

NOTE 6 - FEDERAL INCOME TAXES - CHANGE IN VALUATION ALLOWANCE

         The valuation allowance was decreased $945,000 during the three months ended December 31, 1995 and $1,215,000 during the nine months ended December 31, 1995 as the result of the Company being able to utilize previously allowanced credits.

NOTE 7 - NEW ACCOUNTING POLICIES

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. This pronouncement establishes the accounting and reporting standards for stock-based employee compensation plans, including: stock purchase plans, stock options, and stock appreciation rights. This new standard defines a fair value-based method of accounting for these equity instruments. This method measures compensation cost based on the value of the award and recognizes that cost over the service period. Companies may elect to adopt this standard or to continue accounting for these types of equity instrument under current guidance, APB Opinion No. 25, Accounting for Stock Issued to Employees. Companies which elect to continue using the rules of Opinion 25 must make pro forma disclosures of net income and earnings per share as if this new statement had been applied. This new standard is required for fiscal years beginning after December 15, 1995.

         The Company is in the process of evaluating this statement and its impact on the Company's financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This management's discussion and analysis and the accompanying financial statements should be read in conjunction with Item 5 in this Form 10-Q. The financial statements included in Item 5 of the Company's Form 10-Q for the three months ended June 30, 1995, and in the Company's Form 10-K for the year ended March 31, 1995, and the related management discussion and analysis, have been superseded by the financial information included in Item 5 of this Form 10-Q.

         On May 31, 1995 the Company merged with Pixellite, a developer of personal printing software, in exchange for 245,779 shares of Sierra's Common Stock. On June 20, 1995 the Company also merged with Inspiration, a developer of strategy games, in exchange for 730,352 shares of Sierra's Common Stock. In July the Company merged with Green Thumb Software and in September merged with Arion Software in exchange for 87,762 and 60,196 shares of Sierra Common Stock, respectively. Green Thumb is a developer of landscape design products and Arion is a developer of cooking software. On November 30, 1995 the Company merged with Papyrus, developers of NASCAR Racing and Indy Car Racing, in exchange for approximately 1.2 million shares of Sierra's Common Stock.

         These mergers have been accounted for as poolings-of-interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the financial information presented herein reflects the combined results of Sierra, Pixellite, Inspiration and Papyrus for all periods presented. The financial statements have not been restated for the Green Thumb and Arion mergers as these companies did not impact the Company's operations significantly.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

         REVENUES: Net sales of $62,702,000 and total revenues of $63,220,000 for the current quarter represented increases of 52% and 53%, respectively, compared to the same quarter in the prior year. International revenues increased $8.9 million or approximately 86% over the $10.4 million in international revenues for the comparable quarter of the prior year.

         Due to the historically seasonal nature of the Company's business, the quarter ending December 31, which includes the holiday shopping season, typically has the highest sales volume of any fiscal quarter. In addition to seasonality, consumer perception of the general economy, competition for retail shelf space, and the success of the Company's most recent product releases, among other factors, can have major impacts on sales volume.

         For the quarter ended December 31, 1995, 47% of net sales was derived from products released in the current quarter and 75% were from titles released in the preceding 12 months. In the comparable prior year quarter, 64% of net sales was derived from current quarter releases and 85% was from titles released in the prior 12 months.

         The following table sets forth the percentage of the Company's net sales derived from software product categories for the two quarters indicated:

                                        Quarter Ended December 31,
                                       ----------------------------
                                           1995             1994
                                       -----------      -----------
                Category:
                   Adventure . . . .        43%              37%
                   Simulation  . . .        11%              26%
                   Educational . . .        15%               9%
                   Action/Family . .        12%               6%
                   Sports  . . . . .        18%              21%
                   Other . . . . . .         1%               1%
                                            ---             ----
                                           100%             100%
                                           ====             ====
                Net Sales  . . . . .   $62,702,000      $41,126,000

         OPERATING EXPENSES:   Manufacturing costs decreased from 20% to 19% of
net sales due primarily to decreases in per unit media costs and increased manufacturing efficiencies. Royalty costs increased from 7% to 9% of net sales due primarily to higher royalty rates on certain titles resulting from the increasing technological sophistication of the Company's products.

         Selling, general and administrative expense increased $8.0 million to $18.6 million, and from 26% to 29% of total revenues. Of this $8.0 million increase, $4.4 million was due to increased sales and marketing expenses, $1.3 million was due to merger related costs, and $2.3 million represented increased administrative expenses, due in part to the integration of acquired businesses.

         Research and development expense, which reflects total research and development expenditures less capitalized software development costs, increased $3.7 million, but remained constant at approximately 15% of revenues. After excluding $1.1 million in capitalized software development costs in the prior year quarter, development spending increased $2.6 million, or 37%. This increase is primarily attributable to an increase in the number of development personnel and to increased titles in development resulting from the Company's recent acquisitions.

NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

         REVENUES: For the nine months ended December 31, 1995, net sales increased 62% to $121.0 million and total revenues increased 62% to $122.6 million when compared to the same period in the prior year. International revenues increased $17.8 million, or approximately 98%, over the $17.9 million in international revenues for the comparable prior year period.

         OPERATING EXPENSES: Manufacturing costs for the nine month period ended December 31, 1995 decreased from 22% to 20% of net sales. This decrease was attributable primarily to lower per unit media costs and increased manufacturing efficiencies.

         Selling, general and administrative expense increased $12.3 million but decreased from 33% to 31% of total revenues. This increase was attributable primarily to increased spending on sales and marketing activities and to merger related costs.

         Research and development expense increased $11.2 million from 21% to 22% of total revenues, due primarily to a decrease in deferred development costs of $5.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had cash, cash equivalents and marketable investment securities aggregating approximately $85 million, a decrease of $16 million from the balance at March 31, 1995.

         The Company's working capital requirements are seasonal and are primarily for accounts receivable. The Company's cash flow from operations for the period was negative due primarily to an increase in net receivables of $45 million, a large portion of which occurred late in the third quarter. Net receivables increased due to strong shipments of many of the Company's holiday titles such as Phantasmagoria, NASCAR Racing, Police Quest 5: SWAT, Front Page
Sports: Football '96, Print Artist 3.0, The Lost Mind of Dr. Brain, and the MasterCook series.

         In the normal course of business the Company evaluates business acquisition opportunities that will broaden its product selection for the home consumer.

         The Company believes its existing cash, cash equivalents and marketable securities are sufficient to meet its current planned requirements for the foreseeable future.

                                    PART II
                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On May 31, 1995 the Company merged with Pixellite, a developer of personal printing software, in exchange for 245,779 shares of Sierra's Common Stock. On June 20, 1995 the Company also merged with Inspiration, a developer of strategy games, in exchange for 730,352 shares of Sierra's Common Stock. In July the Company merged with Green Thumb Software and in September merged with Arion Software in exchange for 87,762 and 60,196 shares of Sierra Common Stock, respectively. Green Thumb is a developer of landscape design products and Arion is a developer of cooking software. On November 30, 1995 the Company merged with Papyrus, developers of NASCAR Racing and Indy Car Racing, in exchange for approximately 1.2 million shares of Sierra's Common Stock.

         These mergers have been accounted for as poolings-of-interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the unaudited financial information presented herein reflects the combined results of Sierra, Pixellite, Inspiration and Papyrus for all periods presented. The financial statements have not been restated for the Green Thumb and Arion mergers as these companies did not impact the Company's operations significantly.

OVERVIEW

         This management's discussion and analysis should be read in conjunction with the audited financial statements appearing elsewhere in this
Item 5. The Company derives its revenues primarily from the sale of entertainment and education software products. Substantially all of net sales, ninety-five percent in fiscal 1995, represent product sold primarily through large computer superstores, software specialty retail chains, wholesale clubs, and mass merchandisers. The remainder represents income from licensing of software products for software bundling arrangements. Other revenues consist of income from the Company's 900 telephone number hintline and advertising revenue from the Company's INTERAction! magazine.

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

         The Company typically owns all rights to contributions to products by independent contractors under license or assignment agreements requiring the payment of royalties by the Company. Aggregate royalty rates on the Company's current principal software products generally range from approximately 1% to 20% of gross revenue derived from the product, less certain associated costs. Royalties as a percentage of net sales were 4%, 6% and 8% in fiscal 1993, 1994 and 1995, respectively. As the Company develops more complex multimedia products, such as CD-ROM-based products, it anticipates that royalty costs will increase as a percentage of net sales.

SEASONALITY AND QUARTERLY RESULTS

         The Company's revenues and earnings are highly seasonal due to traditional consumer buying habits. The Company expects the historical trend of realizing its highest revenues and earnings during the holiday shopping season in the quarter ended December 31 and its seasonal lows in revenues and earnings in the quarter ended June 30 to continue. The Company's quarterly operating results may fluctuate throughout the year as a result of a variety of additional factors, including delays in market acceptance, changes in platform standards, the timing of the introduction of the Company's or its competitors' products, the timing of orders for the Company's products and increases in product returns. Because a majority of the unit sales for a particular product typically occurs in the first several months after the product is introduced, the Company's revenues may increase in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's expenses are based, in part, on expected future revenues. A significant amount of the Company's marketing, administrative, design and development expenses do not vary in relation to revenues. As a result, if net revenues are below expectations, the Company's operating results are likely to be materially and adversely affected. During any given fiscal year, a substantial proportion of the Company's gross sales is generated from titles introduced during that fiscal year. During fiscal years 1993,

1994, and 1995, sales of new titles represented 52%, 55%, and 69% of gross sales, respectively. Over the next several years, the Company expects that an increasing portion of its revenues will come from sales of simulation, action and educational products, as well as new product lines. The Company believes that the impact of inflation and changing prices has not had a significant impact on income.

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


RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994

REVENUES

         Net sales of $95.8 million and total revenues of $98.9 million for fiscal year 1995 represented increases of 36% and 34%, respectively, over the
  prior fiscal year.   European net sales were $18.0 million for fiscal 1995
  compared to $9.8 million in the prior year. Sales outside the United States and Europe increased $1.3 million primarily due to growth in Asia.

         During fiscal 1995, 23 new products were released compared to 39 new product releases in the prior year. In addition, four collections of series titles were released in fiscal 1995. In fiscal 1995, 69% of gross software sales were derived from titles released in that fiscal year while 55% of gross software sales were derived from current releases in fiscal 1994. The following table provides a comparison of net sales by category:

                                                Fiscal Year Ended March 31
                                              -------------------------------
                                                  1995               1994
                                              -----------         -----------
              Category:
                   Adventure   . . . . . . .        32%                45%
                   Simulation/Strategy   . .        30%                20%
                   Home and Education  . . .        13%                13%
                   Action/Family   . . . . .         9%                 8%
                   Sports  . . . . . . . . .        13%                 6%
                   Other   . . . . . . . . .         3%                 8%
                                                   ---                ---
                                                   100%               100%
                                                   ===                ===

              Net Sales    . . . . . . . . .  $95,821,000         $70,712,000

         Other revenues include income from the Company's telephone hint line and advertising. These revenues decreased from $2.4 million to $2.1 million.

OPERATING EXPENSES

         Manufacturing costs increased $1.6 million, but decreased from 28% to 23% of net sales over the prior fiscal year. This decrease was due primarily to decreases in media costs, increased manufacturing efficiencies, and the shift from disk-based to CD-based products.

         Amortization of software development costs increased $1.3 million, but decreased as a percentage of net sales from 12% to 10%. The increase in software amortization costs was the result of a corresponding increase in revenue derived from current year releases.

         Royalty costs increased $3.4 million, from 6% to 8% of net sales, due to increased sales of sports titles, which have higher royalties and increased payments to authors due to the increasing complexity of developing multimedia products.

         Selling, general and administrative ("SG&A") expense increased $7.1 million, but decreased from 35% to 33% of total revenues. Of this increase, $3.4 million was attributable to increased spending on sales and marketing activities, and $1 million was due to increased spending on technical and customer support. The amount of SG&A expense attributable to the Company's European operations increased $3.3 million but was partially offset by the $2.6 million decrease in SG&A expense attributable to INN for the period through July 1993 when INN was consolidated.

         Research and development expense, which reflects total research and development expenditures less capitalized software development costs, increased $4.3 million but decreased from 24% to 22% of total revenues.

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

FISCAL YEAR ENDED MARCH 31, 1994 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1993

REVENUES

         Net sales of $70.7 million and total revenues of $73.1 million for the fiscal year ended March 31, 1994 represented increases of 29% and 30%, respectively, over the prior fiscal year. European net sales were $9.8 million for the current year compared to $5.2 million for fiscal 1993. The increase in European net sales was primarily attributable to the $2.7 million in net sales from Coktel Vision, the Company's French subsidiary acquired in October 1993.

         During fiscal 1994, 39 new products were released compared to 22 new product releases in the prior year. In fiscal 1994, 55% of gross software sales were derived from titles released in that fiscal year while in fiscal 1993 52% of gross software sales were derived from current releases. Revenues for fiscal 1994 attributable to INN and included in the Company's consolidated financial statements were $2.6 million compared to $2.8 million in fiscal 1993.

         Other revenues increased $1.0 million over the prior year total of $1.4 million due primarily to increased hint line revenue.

OPERATING EXPENSE

         Manufacturing costs decreased from 33% to 28% of net sales due primarily to decreases in disk and CD costs and to increases in manufacturing efficiencies. Coktel's manufacturing costs in fiscal 1994 were $0.8 million, or 31% of associated net sales.

         Amortization of software development costs decreased from $11.6 million in fiscal 1993 to $8.4 million in fiscal 1994. In fiscal 1993, the Company, recognizing new market conditions that reduced the estimated shelf lives of certain titles, accelerated amortization of capitalized software development costs by an additional $1.8 million.

         Royalty costs increased from 4% to 6% of net sales due to an increase in sales from sports titles.

         Selling, general and administrative ("SG&A") expense increased $1.3 million over the prior year but decreased as a percentage of total revenues from 43% to 35%. The amount of INN's SG&A expense included in the Company's consolidated statements in fiscal 1994 (through July 26, 1993) was $2.6 million, a decrease of $2.4 million. Coktel's SG&A expense was $0.2 million in fiscal 1994. After accounting for INN and Coktel, fiscal 1994 SG&A expense increased $3.3 million, or 6% of total revenues. This increase was attributable primarily to increased spending on selling and marketing activities.

         Research and development ("R&D") expense, which reflects total research and development expenditures less capitalized software development costs, increased $4.5 million to $17.7 million. Total R&D expenditures increased by $2.4 million to 32% of total revenues compared to 40% in fiscal 1993. However, after excluding INN and Coktel, total R&D expenditures increased $1.1 million to $20.8 million. This increase was attributable to the increasingly complex technical and artistic nature of the Company's products. Although the Company's development headcount (excluding INN and Coktel) remained relatively stable, the Company increased its focus on education products by increasing R&D spending in its Bright Star subsidiary by approximately $1.5 million. Part of this increase was attributable to the fact that Bright Star was acquired after the first quarter in fiscal 1993.

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

INCOME TAX PROVISION

         The Company did not consolidate INN's results for income tax purposes after July 26, 1993 since the Company no longer owned 80% or more of INN's stock and therefore the losses of INN did not generate a tax benefit to the Company. Fiscal 1994 reflected a tax benefit of $0.7 million, or 14% of the pretax loss excluding the loss from INN under the equity method, compared to a tax benefit of $3.3 million, or 25% of the pretax loss, in fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1995, the Company had cash, cash equivalents and marketable investment securities aggregating approximately $101 million, an
increase of $77 million from March 31, 1994.   In addition, the Company has a
$10 million line of credit available. There was no outstanding balance under this line at March 31, 1995.

         The Company raised approximately $48 million in cash from a convertible debt offering in April 1994 and $25 million from the sale of INN and the signing of a multi-year publishing agreement with AT&T in December 1994, accounting for most of the $75 million increase in cash, cash equivalents and marketable investment securities.

         The Company's working capital requirements are seasonal and are primarily for accounts receivable.

         In the normal course of business the Company evaluates business acquisition opportunities that will broaden its product selection for the home consumer.

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

The financial statements give retroactive effect to the mergers of The Pixellite Group, Software Inspiration, Ltd., and Papyrus Design Group, Inc. with the Company on May 31, 1995, June 20, 1995, and November 30, 1995, respectively, which have been accounted for as poolings of interests as described in Note 1 to the financial statements.





DELOITTE & TOUCHE LLP


Seattle, Washington

February 13, 1995

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS

                                                                                        1995          1994
                                                                                      --------      -------
CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 50,186      $ 3,563
  Marketable investment securities    . . . . . . . . . . . . . . . . . . . . . . .     50,573       20,859
  Accounts receivable, net of allowances of $7,265 and $4,091   . . . . . . . . . .     12,984       11,143
  Inventories     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,903        5,030
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,777        3,051
  Refundable income taxes     . . . . . . . . . . . . . . . . . . . . . . . . . . .        670        1,986
  Other current assets (including $792 and $845 receivable from
    related parties - Note 13)    . . . . . . . . . . . . . . . . . . . . . . . . .      4,262        3,207
                                                                                      --------      -------
      Total Current Assets    . . . . . . . . . . . . . . . . . . . . . . . . . . .    125,355       48,839
PROPERTY, PLANT AND EQUIPMENT, net  . . . . . . . . . . . . . . . . . . . . . . . .      9,068        7,473
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of
  $8,535 in 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,048        5,683
GOODWILL, net of accumulated amortization of $2,871 and $1,687  . . . . . . . . . .      6,498        6,119
DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,522
OTHER ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,863          791
                                                                                      --------      -------
                                                                                      $145,354      $68,905
                                                                                      ========      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  6,127      $ 4,628
  Accrued compensation and related benefits     . . . . . . . . . . . . . . . . . .      4,118        2,051
  Accrued incentive payments    . . . . . . . . . . . . . . . . . . . . . . . . . .      1,562        1,620
  Royalties payable (including $633 and $117 payable to a related party - Note 13).      2,938        1,355
  Deferred revenue    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,261          993
  Accrued interest    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,160          ---
  Other accrued expenses (including $247 payable to related parties
     in 1995 - Note 13)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,028        3,926
                                                                                      --------      -------
      Total Current Liabilities     . . . . . . . . . . . . . . . . . . . . . . . .     22,194       14,573
DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ---        2,592
ADVANCES UNDER PUBLISHING AGREEMENT AND
  OTHER LIABILITIES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,907          634
CONVERTIBLE DEBT, net of unamortized discount and issuance costs of $1,066  . . . .     34,634          ---
COMMITMENTS AND CONTINGENCIES  (Note 11)    . . . . . . . . . . . . . . . . . . . .        ---          ---
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
    1,000,000 shares authorized, none outstanding     . . . . . . . . . . . . . . .        ---          ---
  Common stock and paid-in capital, par value $.01 per share; 40,000,000
    shares authorized; 18,726,519 and 17,371,291 shares issued and outstanding  . .     70,052       51,986
  Retained earnings (deficit), including net unrealized holding
     gain on marketable investment securities of $101 in 1995   . . . . . . . . . .     12,797         (269)
  Cumulative translation adjustment     . . . . . . . . . . . . . . . . . . . . . .        119         (219)
                                                                                      --------      -------
                                                                                        82,968       51,498
  Less common stock in treasury, 94,154 and 104,474 shares, at cost . . . . . . . .        349          392
                                                                                      --------      -------
         Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .     82,619       51,106
                                                                                      --------      -------
                                                                                      $145,354      $68,905
                                                                                      ========      =======


See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            1995         1994         1993
                                                          -------      -------      --------
REVENUES:
    Net sales   . . . . . . . . . . . . . . . . . . . .   $95,821      $70,712      $ 54,957
    Other   . . . . . . . . . . . . . . . . . . . . . .     2,058        2,389         1,363
                                                          -------      -------      --------
                                                           97,879       73,101        56,320
                                                          -------      -------      --------

OPERATING EXPENSES:
    Manufacturing costs   . . . . . . . . . . . . . . .    21,663       20,058        18,402
    Amortization of software development costs    . . .     9,689        8,379        11,572
    Royalties (including $819, $256, and $443 earned
       by related party - Note 13)    . . . . . . . . .     7,370        4,005         2,339
    Selling, general and administrative   . . . . . . .    32,777       25,685        24,352
    Research and development    . . . . . . . . . . . .    21,967       17,686        13,202
    Purchased in-process research and development   . .       ---        1,102          ---
                                                          -------      -------      -------
                                                           93,466       76,915        69,867
                                                          -------      -------      --------

INCOME (LOSS) FROM OPERATIONS   . . . . . . . . . . . .     4,413       (3,814)      (13,547)
                                                          -------      -------      --------

OTHER INCOME (EXPENSE):
    Gain on sale of The ImagiNation Network   . . . . .    19,739          ---           ---
    Equity in loss from The ImagiNation Network   . . .    (1,990)      (5,066)          ---
    Shareholder litigation costs  . . . . . . . . . . .    (1,500)         ---           ---
    Interest income (including $84, $152 and $81
       earned from related parties - Note 13)   . . . .     3,713        1,331         1,659
    Interest expense    . . . . . . . . . . . . . . . .    (4,306)        (280)         (476)
    Amortization of goodwill and convertible debt
       issuance costs   . . . . . . . . . . . . . . . .    (1,212)        (722)         (504)
                                                          -------      -------      --------
                                                           14,444       (4,737)          679
                                                          -------      -------      --------

INCOME (LOSS) BEFORE INCOME TAXES   . . . . . . . . . .    18,857       (8,551)      (12,868)

INCOME TAX PROVISION (BENEFIT)  . . . . . . . . . . . .     5,865         (679)       (3,257)
                                                          -------      -------      --------

NET INCOME (LOSS)   . . . . . . . . . . . . . . . . . .   $12,992      $(7,872)     $ (9,611)
                                                          =======      =======      ========

NET INCOME (LOSS) PER SHARE:
    Primary   . . . . . . . . . . . . . . . . . . . . .   $  0.70      $(0.46)      $ (0.57)
    Fully diluted   . . . . . . . . . . . . . . . . . .      0.68         ---           ---

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Primary   . . . . . . . . . . . . . . . . . . . . .    18,513       17,143        16,826
    Fully diluted   . . . . . . . . . . . . . . . . . .    22,216          ---           ---




See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT SHARE DATA)


                                         Common Stock
                                      and Paid-in Capital      Retained     Cumulative         Treasury Stock            Total
                                     ---------------------     Earnings     Translation     ---------------------    Stockholders'
                                       Shares      Amount      (Deficit)    Adjustment      Shares        Amount        Equity
                                     ----------    -------     ---------    -----------     -------      --------    -------------
BALANCE, APRIL 1, 1992               16,613,483    $43,342     $17,537         $(224)       104,474      $   (392)     $60,263
  Net loss                                                      (9,611)                                                 (9,611)
  Equity contributions                                   4                                                                   4
  Stock options exercised               138,428        501                                                                 501
  Tax benefit of stock option
    transactions                                       243                                                                 243
  Shares issued to Dynamix
    shareholders                         24,272        221                                                                 221
  Distributions                                                    (28)                                                    (28)
  Foreign currency translation
    adjustment                                                                   (23)                                      (23)
                                     ----------    -------     -------         -----        -------      --------      -------

BALANCE, MARCH 31, 1993              16,776,183     44,311       7,898          (247)       104,474          (392)      51,570
  Net loss                                                      (7,872)                                                 (7,872)
  Stock options exercised               595,108      3,256                                                               3,256
  Tax benefit of stock option
    transactions                                       442                                                                 442
  INN liquidation preference                         3,977                                                               3,977
  Distributions                                                   (295)                                                   (295)
  Foreign currency translation
    adjustment                                                                    28                                        28
                                     ----------    -------     -------         -----        -------      --------      -------

BALANCE, MARCH 31, 1994              17,371,291     51,986        (269)         (219)       104,474          (392)      51,106
  Net income                                                    12,992                                                  12,992
  Equity contributions                                 266                                                                 266
  Stock options exercised               333,807      2,131                                                               2,131
  Tax benefit of stock option
    transactions                                     1,772                                                               1,772
  Conversion of convertible
    debt                              1,021,421     13,897                                                              13,897
  Treasury stock issued                                                                     (10,320)           43           43
  Net unrealized holding gains
    on marketable investment
    securities available-for-sale                                  101                                                     101
  Distributions                                                    (27)                                                    (27)
  Foreign currency translation
    adjustment                                                                   338                                       338
                                     ----------    -------     ------          -----        -------      --------      -------


BALANCE, MARCH 31, 1995

                                     18,726,519    $70,052     $12,797         $ 119         94,154      $   (349)     $82,619
                                     ==========    =======     =======         =====        =======      ========      =======





See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS)

                                                                                 1995          1994           1993
                                                                               --------      --------      ---------
OPERATING ACTIVITIES:
  Net income (loss)     . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 12,992      $ (7,872)     $  (9,611)
  Reconciliation to net cash provided by (used for) operating activities:
    Depreciation    . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,298         3,085          2,732
    Amortization of intangible assets and issuance costs    . . . . . . . .      11,153         9,102         12,077
    Gain on sale of The ImagiNation Network   . . . . . . . . . . . . . . .     (19,739)          ---            ---
    Equity loss from The ImagiNation Network    . . . . . . . . . . . . . .       1,990         5,066            ---
    Purchased in-process research and development   . . . . . . . . . . . .         ---         1,102            ---
    Provision for doubtful accounts     . . . . . . . . . . . . . . . . . .         829           650          1,115
    Deferred income taxes     . . . . . . . . . . . . . . . . . . . . . . .      (2,840)       (1,394)        (1,394)
    Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,880          (661)           (96)
  Cash provided (used) by changes in assets and liabilities:
    Accounts receivable     . . . . . . . . . . . . . . . . . . . . . . . .      (2,670)       (5,020)        (2,230)
    Inventories     . . . . . . . . . . . . . . . . . . . . . . . . . . . .         127          (898)           842
    Refundable income taxes   . . . . . . . . . . . . . . . . . . . . . . .       3,088         1,825           (825)
    Other current assets    . . . . . . . . . . . . . . . . . . . . . . . .        (151)           55         (2,064)
    Software development costs    . . . . . . . . . . . . . . . . . . . . .      (5,037)       (6,060)        (9,414)
    Research and development acquired     . . . . . . . . . . . . . . . . .         ---        (2,452)           ---
    Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,090)         (225)           (46)
    Accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . . .       1,498          (219)         1,201
    Accrued compensation and related benefits   . . . . . . . . . . . . . .       2,067           212            ---
    Royalties payable     . . . . . . . . . . . . . . . . . . . . . . . . .       1,583           570             17
    Deferred revenue    . . . . . . . . . . . . . . . . . . . . . . . . . .         268           993            ---
    Accrued interest    . . . . . . . . . . . . . . . . . . . . . . . . . .       1,160           ---            ---
    Other accrued expenses    . . . . . . . . . . . . . . . . . . . . . . .       1,093           489          2,592
    Advances under publishing agreement and other liabilities   . . . . . .       4,692           (14)           105
                                                                               --------      --------      ---------
Net cash provided by (used for) operating activities    . . . . . . . . . .      16,191        (1,666)        (4,999)
INVESTING ACTIVITIES:
  Proceeds from sale of The ImagiNation Network   . . . . . . . . . . . . .      19,739           ---            ---
  Proceeds from matured marketable investment securities  . . . . . . . . .      40,319        67,865        119,435
  Purchases of marketable investment securities     . . . . . . . . . . . .     (69,880)      (65,550)      (139,209)
  Net purchases of property, plant and equipment    . . . . . . . . . . . .      (4,901)       (3,628)        (3,586)
  Loan to The ImagiNation Network   . . . . . . . . . . . . . . . . . . . .      (2,895)          ---            ---
  Payment for purchase of subsidiaries, net of cash acquired
    and research and development    . . . . . . . . . . . . . . . . . . . .      (1,620)       (2,797)        (1,056)
  Net repayment of advances to The ImagiNation Network    . . . . . . . . .         ---         1,646            ---
                                                                               --------      --------      ---------
Net cash used by investing activities   . . . . . . . . . . . . . . . . . .     (19,238)       (2,464)       (24,416)
FINANCING ACTIVITIES:
  Net proceeds from convertible debt offering   . . . . . . . . . . . . . .      48,250           ---            ---
  Proceeds from exercise of options and warrants    . . . . . . . . . . . .       2,131         3,255            501
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (807)         (255)            83
                                                                               --------      --------      ---------
    Net cash provided by financing activities     . . . . . . . . . . . . .      49,574         3,000            584
                                                                               --------      --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      46,527        (1,130)       (28,831)
EFFECT OF EXCHANGE RATE CHANGES ON CASH   . . . . . . . . . . . . . . . . .          96           ---             27
CASH AND CASH EQUIVALENTS:
    BEGINNING OF YEAR   . . . . . . . . . . . . . . . . . . . . . . . . . .       3,563         4,693         33,497
                                                                               --------      --------      ---------
    END OF YEAR     . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 50,186      $  3,563      $   4,693
                                                                               ========      ========      =========

See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow and noncash investing and financing information for the years ended March 31 is as follows (in thousands):

                                                        1995     1994    1993
                                                       ------   ------   ----
        Cash paid (received) during the year for:
           Income taxes    . . . . . . . . . . . . .   $7,181   $(739)   $ 23
           Interest    . . . . . . . . . . . . . . .   $4,578   $ (73)   $(58)


1995:
     During fiscal 1995 the Company induced conversion of $14,300,000 of convertible debt into 1,021,421 shares of common stock.

1994:
     The Company purchased all of the capital stock of Coktel Vision for $5,332,000. In connection with the acquisition, liabilities assumed were as follows (in thousands):

        Fair value of net assets acquired  . . . . . . . . . . . . . .  $7,641
        Cash paid    . . . . . . . . . . . . . . . . . . . . . . . . .  (5,332)
                                                                        ------
        Liabilities assumed    . . . . . . . . . . . . . . . . . . . .  $2,309
                                                                        ======

1993:
     The Company purchased all of the capital stock of Bright Star for $1,087,000. In connection with this acquisition, liabilities assumed were as follows (in thousands):

        Fair value of net assets acquired  . . . . . . . . . . . . . .  $1,193
        Cash paid    . . . . . . . . . . . . . . . . . . . . . . . . .  (1,087)
                                                                        ------
        Liabilities assumed    . . . . . . . . . . . . . . . . . . . .  $  106
                                                                        ======





See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993

NOTE 1:  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Sierra On-Line, Inc. (Sierra), a Delaware corporation, and its wholly-owned subsidiaries, Sierra On-Line Limited (Sierra U.K.), Dynamix, Inc. (Dynamix), Sierra On-Line Japan, K.K. (Sierra Japan), Bright Star Technology, Inc. (Bright Star), Coktel Vision, S.A. (Coktel), Interactive Associates, Inc., Sierra/Dynamix International Sales Company, Inc., a foreign sales corporation, Software Inspiration, Ltd. (Inspiration), PXL Acquisition Corp. (Pixellite), and Papyrus Design Group, Inc. (Papyrus) (collectively referred to as the Company). The accounts of The ImagiNation Network, Inc. (INN) were consolidated with those of the Company through July 26, 1993 and accounted for under the equity method until December 1994, when the Company sold its remaining interest in INN to AT&T.

  As described in Note 2, Pixellite, Inspiration and Papyrus became wholly owned subsidiaries of Sierra On-Line, Inc. These consolidated financial statements have been prepared under the pooling-of-interests method of accounting and reflect the combined financial position and operating results of Sierra, Pixellite, Inspiration and Papyrus for all periods presented. Upon issuance of the Company's third quarter fiscal 1996 results of operations in this Form 10-Q these consolidated financial statements will become the historical financial statements of the Company.

  All significant intercompany balances and transactions are eliminated.

BUSINESS

  The Company's primary business is the development and publication of entertainment, education and home productivity software for personal computers for distribution in North America, Europe and Asia.

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

ADVERTISING

  The Company accounts for advertising costs in accordance with SOP No. 93-7, Reporting on Advertising Costs. Direct response advertising is capitalized only if customer sales can be directly correlated to the advertising and if future benefit can be demonstrated. Capitalized advertising costs are amortized using the straight-line method over the estimated benefit period. Advertising expense for fiscal 1995, 1994 and 1993 was $8,750,000, $7,850,000 and $5,500,000, respectively. Amounts capitalized at March 31, 1995 and 1994 approximated $598,000 and $296,000, respectively.

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

  Prior to 1994, the Company utilized APB Opinion No. 11, Accounting for Income Taxes.

NET INCOME (LOSS) PER SHARE

  Net income (loss) per share is based upon the weighted average number of common shares outstanding during the period as adjusted for the shares issued in the mergers with Pixellite, Inspiration and Papyrus described in Note 2 and after consideration of the dilutive effect, if any, of stock options granted using the treasury stock method. In addition, conversion of the Company's 6-1/2% Convertible Subordinated Notes (see Note 8) are included in fully diluted income per share using the if-converted method when such securities are dilutive.

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

NOTE 2:  BUSINESS COMBINATIONS

PIXELLITE, INSPIRATION AND PAPYRUS

  On May 31, 1995 the Company merged with The Pixellite Group ("Pixellite"), a developer of personal printing software in exchange for 245,779 shares of Sierra's common stock. On June 20, 1995 the Company also merged with Software Inspiration, Ltd. ("Inspiration"), a developer of strategy games, in exchange for 730,352 shares of Sierra's common stock.

  On November 30, 1995 the Company merged with Papyrus Design Group ("Papyrus"), developers of NASCAR Racing and Indy Car Racing, in exchange for approximately 1.2 million shares of Sierra's common stock.

  These mergers have been accounted for as a pooling-of-interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the mergers are restated as though the companies had been combined.

  All fees and expenses related to the merger of the combined companies will be expensed as required under the pooling-of-interests accounting method. These expenses have not been reflected in the consolidated statements of earnings but will be reflected in the consolidated statement of operations of the Company for the three and nine months ended December 31, 1995. Such fees and expenses through December 31, 1995 total approximately $1.7 million and include legal, accounting and finders fees.

  The following summarizes amounts previously reported by Sierra prior to the transaction for the years ended March 31, 1995, 1994 and 1993 (in thousands, except per share data):

                                                 1995        1994       1993
                                               -------     -------     -------
REVENUES:
    Sierra  . . . . . . . . . . . . . . . . .  $83,440     $62,745     $49,716
    Pixellite, Inspiration and Papyrus  . . .   14,439      10,356       6,604
                                               -------     -------     -------
    Combined  . . . . . . . . . . . . . . . .  $97,879     $73,101     $56,320
                                               =======     =======     =======

NET INCOME (LOSS)
    Sierra  . . . . . . . . . . . . . . . . .  $11,938     $(8,676)    $(8,398)
    Pixellite, Inspiration and Papyrus  . . .    1,054         804      (1,213)
                                               -------     -------     -------
    Combined  . . . . . . . . . . . . . . . .  $12,992     $(7,872)    $(9,611)
                                               =======     =======     =======

PRIMARY NET INCOME (LOSS) PER SHARE:
    Sierra    . . . . . . . . . . . . . . . .  $   0.74    $ (0.59)    $ (0.58)
    Pixellite, Inspiration and Papyrus    . .     (0.04)      0.13        0.01
                                               --------    -------     -------
    Combined  . . . . . . . . . . . . . . . .  $   0.70    $ (0.46)      (0.57)
                                               ========    =======     =======

FULLY DILUTED NET INCOME (LOSS) PER SHARE:
    Sierra    . . . . . . . . . . . . . . . .  $   0.71    $    --     $   ---
    Pixellite, Inspiration and Papyrus  . . .     (0.03)        --         ---
                                               --------    -------     -------
    Combined  . . . . . . . . . . . . . . . .  $   0.68    $    --         ---
                                               ========    =======     =======

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

  During the fiscal years ended March 31, 1995 and 1994, approximately $1,562,000 and $1,313,000 were earned under this plan. At March 31, 1995 and 1994, incentive payments due approximated $1,562,000 and $1,313,000. In December 1995 the Company amended the Coktel acquisition agreement whereby it issued 150,000 shares of Common Stock in exchange for each former Coktel shareholder relinquishing their rights to receive any further incentive payments. As a result of this agreement, the Company capitalized goodwill of approximately $4.1 million which will be amortized over its remaining useful life of approximately five years on a straight-line basis. The Company could be obligated to make additional payments as provided in the agreement.

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

                                                                        1994
                                                                       ------
      Net sales . . . . . . . . . . . . . . . . . . . . . . . . .      $72,800
      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . .      $(8,101)
      Net loss per share    . . . . . . . . . . . . . . . . . . .      $ (0.47)

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

                                                      1995
                                                     -------
             Research and development expense        $23,552
             Non-refundable royalty advances
                                                          --
                                                      (1,585)
                                                     -------
                                                     $21,967
                                                     =======

NOTE 4:  MARKETABLE INVESTMENT SECURITIES

The Company's investments, including aggregate fair values, cost, gross unrealized holding gains, and gross unrealized holding losses, consist of the following at March 31 (in thousands):

                                                                          GROSS            GROSS
                                                                        UNREALIZED       UNREALIZED
                                               FAIR                      HOLDING          HOLDING
                                               VALUE         COST         GAINS            LOSSES
                                              -------      -------      ----------      -----------
1995:
      U.S. Government obligations             $10,394      $10,357         $ 39            $   2
      Corporate securities                     23,050       22,996           80               26
      Commercial paper                         17,129       17,067           64                2
                                              -------      -------         ----            -----
                                              $50,573      $50,420         $183            $  30
                                              =======      =======         ====            =====
1994:
      U.S. Government obligations             $14,939      $15,003         $---            $  64
      Corporate securities                        544          438          106              ---
      Tax-exempt municipal bonds and notes      1,831        1,830            1              ---
      Commercial paper                          2,915        2,915          ---              ---
      Money market funds                          673          673          ---              ---
                                              -------      -------         ----            -----
                                              $20,902      $20,859         $107            $  64
                                              =======      =======         ====            =====

Fair values of investments are based on quoted market prices on the last
business day of the fiscal year.   All investments available-for-sale at March
31, 1995 will mature within one year.

NOTE 5:  INVENTORIES

Inventories consist of the following at March 31 (in thousands):

                                                        1995             1994
                                                       ------           ------
         Raw materials  . . . . . . . . . . . . . . .  $2,841           $3,477
         Work in progress . . . . . . . . . . . . . .      65               85
         Finished goods . . . . . . . . . . . . . . .   1,997            1,468
                                                       ------           ------
                                                       $4,903           $5,030
                                                       ======           ======

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31 (in thousands):

                                                       1995              1994
                                                     --------          -------
         Land   . . . . . . . . . . . . . . . . .    $    203          $   203
         Buildings and improvements . . . . . . .       3,591            3,236
         Computers and equipment  . . . . . . . .      16,703           12,810
         Furniture and fixtures . . . . . . . . .       1,312              785
                                                     --------          -------
                                                       21,809           17,034
         Less accumulated depreciation  . . . . .     (12,741)          (9,561)
                                                     --------          -------
                                                     $  9,068          $ 7,473
                                                     ========          =======

NOTE 7:  SOFTWARE DEVELOPMENT COSTS

In fiscal 1993, the Company reduced capitalized software development costs for certain current titles and deferred fewer costs related to software development due to a changing retail environment and increased competition in the marketplace. Following careful review of its markets, the Company recognized that the increase in the number of new titles and emerging formats in the entertainment and educational software industries significantly reduced the shelf life for products in these categories. To address the new market conditions, the Company reduced capitalization of software development costs for certain current products that had been discontinued or had experienced shortened shelf life, expensed development costs of certain products for new markets and new platforms where market acceptance was less predictable and amortized new titles over a shorter life. The effect of accelerating amortization was to increase net loss by $1,842,000, or $0.11 per common share in fiscal 1993.

NOTE 8:  FINANCING ARRANGEMENTS

LINE OF CREDIT

  In fiscal 1995, the Company entered into an unsecured bank line of credit that provides for borrowings of up to $10 million, expiring August 31, 1996. Any borrowings under this line of credit would be collateralized by substantially all the Company's assets and incur interest at either the bank's prime rate or IBOR plus 175 basis points at borrower's choice. The line contains covenants requiring the Company to maintain certain financial ratios and minimum balances in cash and cash equivalents. The Company is in compliance with all covenants under this line of credit as of March 31, 1995. There have been no borrowings by the Company under this line of credit to date.

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

  During fiscal 1995 the Company paid $1.0 million, included in interest expense, to induce conversion of $14,300,000 of convertible debt into 1,021,421 shares of common stock. If conversion had occurred on April 1, 1994, earnings per share and weighted average shares outstanding would have been as follows:

         Supplementary primary earnings per share:                         $0.80

         Supplementary primary weighted average shares outstanding:   18,888,000

NOTE 9:  INCOME TAX PROVISION (BENEFIT)

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows for the years ended March 31:

                                                                 1995          1994         1993
                                                                ------        -----        -----
  Statutory rate    . . . . . . . . . . . . . . . . . . . .      35.0%        (35.0)%      (34.0)%
  State income taxes, net of federal income tax benefit . .       3.0
  Utilization of net operating losses   . . . . . . . . . .      (3.9)
  Non-consolidated losses   . . . . . . . . . . . . . . . .      (4.5)         18.3
  Foreign subsidiaries    . . . . . . . . . . . . . . . . .      (2.2)          3.4          1.5
  Non-deductible expenses   . . . . . . . . . . . . . . . .       4.5           2.1          2.1
  Subchapter S Corporation earnings   . . . . . . . . . . .      (1.3)         (0.6)         ---
  Other   . . . . . . . . . . . . . . . . . . . . . . . . .       0.5           3.9          5.1
                                                                 ----         -----        -----
  Effective rate    . . . . . . . . . . . . . . . . . . . .      31.1%         (7.9)%      (25.3)%
                                                                 ====         =====        =====

The provision for income taxes (benefit) consists of the following for the years ended March 31 (in thousands):

                                                                1995          1994         1993
                                                              -------       -------      -------
  Current:
    Federal     . . . . . . . . . . . . . . . . . . . . . .   $ 7,772       $   540      $(1,686)
    State     . . . . . . . . . . . . . . . . . . . . . . .       922            32            5
    Foreign     . . . . . . . . . . . . . . . . . . . . . .       (55)          143         (182)
                                                              -------       -------      -------
                                                                8,639           715       (1,863)
  Deferred:
    Federal     . . . . . . . . . . . . . . . . . . . . . .    (2,298)       (1,003)      (1,394)
    State     . . . . . . . . . . . . . . . . . . . . . . .      (268)         (391)         ---
    Foreign   . . . . . . . . . . . . . . . . . . . . . . .      (208)          ---          ---
                                                              -------       -------      -------
                                                               (2,774)       (1,394)      (1,394)
                                                              -------       -------      -------
                                                              $ 5,865       $  (679)     $(3,257)
                                                              =======       =======      =======

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

                                                                1995          1994
                                                              -------       -------
Deferred Assets:
  Inventory overhead allocation     . . . . . . . . . . . .   $  (398)      $  (778)
  Accrued expenses    . . . . . . . . . . . . . . . . . . .    (5,638)       (1,991)
  Tax credits   . . . . . . . . . . . . . . . . . . . . . .       (77)       (1,845)
  Net operating losses    . . . . . . . . . . . . . . . . .      (334)         (899)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . .      (187)         (717)
                                                              -------       -------
      Subtotal    . . . . . . . . . . . . . . . . . . . . .    (6,634)       (6,230)
  Valuation allowance   . . . . . . . . . . . . . . . . . .     3,230         3,772
                                                              -------       -------

Deferred Liabilities:
  Software development costs    . . . . . . . . . . . . . .      105          1,999
                                                              ------        -------
                                                              $(3,299)      $  (459)
                                                              =======       =======

NOTE 10:  STOCK OPTION PLAN

The Company has reserved 4,170,000 shares of common stock for issuance under its 1987 Stock Option Plan (the "1987 Plan") for officers, employees, directors, vendors, consultants and independent contractors. Options granted under this plan may be either incentive stock options or nonqualified stock options and are granted at the fair market value of the Company's common stock at the date of grant. Options vest and expire under the terms established at the date of grant. The Company also has 218,556 shares reserved for issuance under an option plan it acquired through its merger with Papyrus (the "Papyrus Plan"). A summary of stock option transactions under both plans follows:

                                                                      Range of Price
                                                         Shares          Per Share
                                                        ---------     ---------------
      Options outstanding, April 1, 1992   . . . . . .  1,464,446      0.47  -  10.13
          Granted    . . . . . . . . . . . . . . . . .    947,700      5.62  -   8.57
          Exercised    . . . . . . . . . . . . . . . .   (138,428)     0.47  -   5.50
          Canceled   . . . . . . . . . . . . . . . . .   (158,950)     4.58  -   7.75
                                                        ---------     ---------------
      Options outstanding, March 31, 1993    . . . . .  2,114,768      0.47  -  10.13
          Granted    . . . . . . . . . . . . . . . . .    760,838      0.09  -  11.50
          Exercised    . . . . . . . . . . . . . . . .   (541,108)     0.47  -  10.13
          Canceled   . . . . . . . . . . . . . . . . .   (457,366)     3.86  -  10.13
                                                        ---------     ---------------
      Options outstanding, March 31, 1994  . . . . . .   1877,132      0.09  -  11.50
          Granted  . . . . . . . . . . . . . . . . . .    963,217      0.09  -  22.00
          Exercised  . . . . . . . . . . . . . . . . .   (333,807)     0.47  -  11.50
          Canceled   . . . . . . . . . . . . . . . . .   (215,482)     4.59  -  11.88
                                                        ---------     ---------------

      Options outstanding, March 31, 1995  . . . . . .  2,291,060     $0.09  -  22.00
                                                        =========


Of the options outstanding at March 31, 1995, 516,288 options are currently exercisable at prices ranging from $0.09 to $11.50 per share, and 409,083 options remain available for future grants.

In March 1995, the Board of Directors approved the adoption of the 1995 Stock Option and Award Plan (the "1995 Plan") and the Employee Stock Purchase Plan (the "ESPP"). The Company will reserve 2,000,000 and 200,000 shares of common stock for issuance under the 1995 Plan and the ESPP, respectively. Both plans are subject to shareholder approval.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

  The Company has entered into long-term lease obligations for certain office and warehouse facilities in addition to various leases for office equipment and company vehicles. These commitments expire at various times through fiscal 2003. The Company's expense for lease obligations for the years ended March 31, 1995, 1994 and 1993 were $2,062,000, $1,356,000 and $740,000, respectively.

  Future minimum annual lease payments on these obligations are as follows for the years ended March 31 (in thousands):

                   Year Ending March 31,                  Payments
                   ---------------------                  --------
                       1996    . . . . . . . . . . . . .   $ 2,231
                       1997    . . . . . . . . . . . . .     2,354
                       1998    . . . . . . . . . . . . .     2,227
                       1999    . . . . . . . . . . . . .     1,994
                       2000    . . . . . . . . . . . . .     1,907
                       Thereafter    . . . . . . . . . .     2,791
                                                           -------
                          Total    . . . . . . . . . . .   $13,504
                                                           =======

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

NOTE 12:  GEOGRAPHIC INFORMATION

The following schedule presents financial information of the Company classified by geographic area for the years ended March 31 (in thousands):

                                        UNITED
                                        STATES      EUROPE      OTHER     ELIMINATIONS    CONSOLIDATED
                                       --------     -------     ------    ------------    ------------
1995
     Sales to unaffiliated customers   $ 72,847     $17,969     $5,005      $   ---         $ 95,821
     Intercompany transfers                 880         ---        ---         (880)             ---
                                       --------     -------     ------      -------         --------
                                       $ 73,727     $17,969     $5,005      $  (880)        $ 95,821
                                       ========     =======     ======      =======         ========
     Income from operations            $  2,503     $ 1,910     $  ---      $   ---         $  4,413
                                       ========     =======     ======      =======         ========
     Identifiable assets               $142,814     $ 8,238     $  (38)     $(5,660)        $145,354
                                       ========     =======     ======      =======         ========
1994
     Sales to unaffiliated customers   $ 57,896     $ 9,106     $3,710      $   ---         $ 70,712
     Intercompany transfers               3,901         720        ---       (4,621)             ---
                                       --------     -------     ------      -------         --------
                                       $ 61,797     $ 9,826     $3,710      $(4,621)        $ 70,712
                                       ========     =======     ======      =======         ========
     Income (loss) from operations     $ (4,240)    $   514     $  ---      $   (88)        $ (3,814)
                                       ========     =======     ======      =======         ========
     Identifiable assets               $ 63,416     $ 5,902     $ (443)     $    30         $ 68,905
                                       ========     =======     ======      =======         ========
1993
     Sales to unaffiliated customers   $ 46,999     $ 5,166     $2,792      $   ---         $ 54,957
     Intercompany transfers               3,707         ---        ---       (3,707)             ---
                                       --------     -------     ------      -------         --------
                                       $ 50,706     $ 5,166     $2,792      $(3,707)        $ 54,957
                                       ========     =======     ======      =======         ========
     Income (loss) from operations     $(12,738)    $  (980)    $  ---      $   171         $(13,547)
                                       ========     ========    ======      =======         ========
     Identifiable assets               $ 67,543     $   445     $ (362)     $(2,432)        $ 65,194
                                       ========     =======     ======      =======         ========

Intercompany transfers primarily represent shipments of finished goods inventory to international subsidiaries. The intercompany transfers are made at transfer prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated net sales. In the years ended March 31, 1995 and 1994, the majority of the Company's sales to Europe were conducted by Coktel, Papyrus and Sierra U.K. Export sales, primarily to Canada and Asia, were $5,005,000, $3,710,000 and $2,792,000, for the years ended March 31, 1995,
1994 and 1993, respectively.

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

As of March 31, 1995 the Company owed $247,000 in dividends payable for undistributed S Corporation earnings to the shareholders of Papyrus.

NOTE 14:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial information for fiscal 1995 and fiscal 1994 is as follows (in thousands, except per share data):

                                                                Primary        Fully
                                                                  Net         Diluted
                                                     Net        Income          Net
                                                    Income      (Loss)        Income
                                    Revenues        (Loss)     Per Share     Per Share
                                    --------       --------    ---------     ---------
         Quarter ended:
             June 30, 1994          $13,550        $(4,304)     $(0.25)        $ ---
             September 30, 1994      20,966         (1,220)      (0.07)          ---
             December 31, 1994(1)    41,213         17,796        0.97          0.83
             March 31, 1995          22,150            720        0.05           ---
                                    -------        -------
                                    $97,879        $12,992
                                    =======        =======

         Quarter ended:
             June 30, 1993(2)       $12,498        $(3,475)     $(0.20)        $ ---
             September 30, 1993      16,623         (1,325)      (0.08)          ---
             December 31, 1993       31,370          4,010        0.22           ---
             March 31, 1994          12,610         (7,082)      (0.41)          ---
                                    -------        -------
                                    $73,101        $(7,872)
                                    =======        =======

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

NOTE 15:  SUBSEQUENT EVENT

In July 1995 the Company announced the formation of a joint venture with Pioneer Electronic Corporation to market and develop entertainment and other software titles for the Japanese market. The joint venture requires a minimum capital contribution from the Company of approximately $1.5 million which the Company funded in September 1995. Under certain circumstances, the Company may be required to contribute up to a maximum of $6.0 million over the duration of the joint venture.


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

         (a)     The following exhibits are filed herewith:

                 Exhibit 2.1   -  Agreement and Plan of Merger among Sierra
                                  On-Line, Inc., PDG Acquisition Corp., Papyrus Design Group, Inc. and the shareholders of Papyrus Design Group, Inc. dated as of November 30, 1995

                 Exhibit 10.1  -  Registration Rights Agreement between Sierra
                                  On-Line, Inc. and the former shareholders of Papyrus Design Group, Inc. dated November 30, 1995

                 Exhibit 10.2  -  Amendment to Acquisition Agreement between
                                  Sierra On-Line, Inc. and Roland Oskian, Arnaud Delrue, and Manuelle Chapoullie-Mauger

                 Exhibit 10.3  -  Limited Liability Company Agreement of Collier
                                  Sierra L.L.C. effective as of October 31, 1995

                 Exhibit 11.0  -  Statement Re Computation of Per Share Earnings

         (b)     Reports on Form 8-K.

                          None.

                     SIERRA ON-LINE, INC. AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SIERRA ON-LINE, INC.

Date:    February 13, 1996              By:   /s/ Michael A. Brochu
                                              ----------------------------------
                                                  Michael A. Brochu President
                                                  and Chief Operating Officer


                                        By:   /s/ Fred Schapelhouman
                                              ----------------------------------
                                                  Fred Schapelhouman
                                                  Chief Accounting Officer

SIERRA ON-LINE, INC., AND SUBSIDIARIES

LIST OF EXHIBITS FILED WITH THIS REPORT


Exhibit No.      Item                                                   Page No.
-----------      ----                                                   --------
  2.1            Agreement and Plan of Merger among Sierra On-Line,
                 Inc., PDG Acquisition Corp., Papyrus Design Group,
                 Inc. and the Shareholders of Papyrus Design Group,
                 Inc. dated as of November 30, 1995                        33

 10.1            Registration Rights Agreement between Sierra On-Line,
                 Inc. and the former shareholders of Papyrus Design
                 Group, Inc. dated November 30, 1995                        96

 10.2            Amendment to Acquisition Agreement between Sierra
                 On-Line, Inc.  and Roland Oskian, Arnaud Delrue, and
                 Manuelle Chapoullie-Mauger                                111

 10.3            Limited Liability Company Agreement of Collier Sierra
                 L.L.C. effective as of October 31, 1995                   118

 11.0            Statement Re Computation of Per Share Earnings            165
