Form 10-Q/A
period 1995-12-31
SIERRA ON LINE INC
filed 1996-05-15
CIK 724991

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)



   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934 for Quarterly period ended December 31, 1995


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ---    AND EXCHANGE ACT OF 1934 for the Quarterly period from _____ to _____.


                         Commission file number: 0-17154

                              SIERRA ON-LINE, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                             77-0164293
- -------------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                              identification no.)

3380 - 146TH PLACE SE.,  SUITE 300,  BELLEVUE, WA                          98007
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                              (Zip)

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

- --------------------------------------------------------------------------------

                      SIERRA ON-LINE, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets at December 31, 1995
                  and March 31, 1995 ................................................    3

                  Consolidated Statements of Operations --
                  three and nine months ended December 31, 1995 and 1994 ............    4

                  Consolidated Statements of Cash Flows --
                  nine months ended December 31, 1995 and 1994 ......................    5

                  Notes to Consolidated Financial Statements --
                  nine months ended December 31, 1995 and 1994 ......................    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .....................    8


PART II. OTHER INFORMATION

         Item 5.  Other Information .................................................   10

         Item 6.  Exhibits and Reports of Form 8-K ..................................   30


SIGNATURES ..........................................................................   31

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      SIERRA ON-LINE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                              December 31,     March 31,
                                                                                                  1995           1995
                                                                                                --------       --------
ASSETS                                                                                        (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ...........................................................      $ 34,861       $ 50,186
     Marketable investment securities ....................................................        50,196         50,573
     Accounts receivable, net of allowances of $15,988 and $7,265 ........................        56,809         12,984
     Inventories .........................................................................         7,081          4,903
     Deferred income taxes ...............................................................         4,166          1,777
     Refundable income taxes .............................................................           ---            670
     Other current assets (including $792 receivable from related parties on March 31) ...         4,510          4,262
                                                                                                --------       --------
         Total Current Assets ............................................................       157,623        125,355

PROPERTY, PLANT AND EQUIPMENT, net .......................................................        11,522          9,068

SOFTWARE DEVELOPMENT COSTS ...............................................................           263          1,048

GOODWILL, net of accumulated amortization of $4,026 and $2,871 ...........................         9,728          6,498

DEFERRED INCOME TAXES ....................................................................         1,559          1,522

OTHER ASSETS .............................................................................         1,461          1,863
                                                                                                --------       --------
                                                                                                $182,156       $145,354
                                                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ....................................................................      $ 16,042       $  6,127
     Accrued compensation and related benefits ...........................................         4,799          4,118
     Accrued incentive payments ..........................................................           ---          1,562
     Notes payable (including $2,430 payable to related parties on December 31) ..........         3,301            384
     Royalties payable (including $429 and $633 payable to a related party) ..............         4,647          2,938
     Deferred revenue ....................................................................         2,789          1,261
     Accrued interest ....................................................................           405          1,160
     Income taxes payable ................................................................         6,891            308
     Other accrued expenses (including $247 payable to related parties on March 31) ......         4,764          4,336
                                                                                                --------       --------
         Total Current Liabilities .......................................................        43,638         22,194

ADVANCES UNDER PUBLISHING AGREEMENT AND OTHER LIABILITIES ................................         1,010          5,907

CONVERTIBLE DEBT, net of unamortized discount and issuance costs of $615 and $1,066 ......        23,360         34,634

MINORITY INTEREST IN SIERRA PIONEER JOINT VENTURE ........................................         1,295            ---

STOCKHOLDERS' EQUITY:
     Preferred stock, par value of $.01 per share;
         1,000,000 shares authorized; none outstanding ...................................           ---            ---
     Common stock and paid in capital, par value $.01 per share;
         40,000,000 shares authorized; 20,072,317 and 18,726,519 shares
         issued as of December 31, 1995 and March 31, 1995, respectively .................        86,492         70,052
     Retained earnings, including net unrealized holding gain ............................        27,147         12,797
     Cumulative translation adjustment ...................................................          (437)           119
                                                                                                --------       --------
                                                                                                 113,202         82,968
     Less common stock in treasury, 94,154 shares, at cost ...............................           349            349
                                                                                                --------       --------
              Total Stockholders' Equity .................................................       112,853         82,619
                                                                                                --------       --------
                                                                                                $182,156       $145,354
                                                                                                ========       ========

See Notes to Consolidated Financial Statements.

                      SIERRA ON-LINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three months ended                    Nine months ended
                                                            December 31,                         December 31 ,
                                                      ----------------------               -----------------------
                                                        1995          1994                   1995           1994
                                                      ----------------------               --------        -------
REVENUES:
     Net sales ....................................   $62,702        $41,126               $120,953        $74,334
     Other ........................................       518             87                  1,661          1,395
                                                      -------        -------               --------        -------
                                                       63,220         41,213                122,614         75,729
                                                      -------        -------               --------        -------

OPERATING EXPENSES:
     Manufacturing costs ..........................    11,915          8,310                 24,668         16,242
     Amortization of software development costs ...       285          5,195                    785          9,183
     Royalties ....................................     5,452          2,835                  9,713          5,698
     Selling, general and administrative ..........    18,583         10,581                 37,439         25,157
     Research and development .....................     9,771          6,105                 26,816         15,625
                                                      -------        -------               --------        -------
                                                       46,006         33,026                 99,421         71,905
                                                      -------        -------               --------        -------

INCOME FROM OPERATIONS ............................    17,214          8,187                 23,193          3,824
                                                      -------        -------               --------        -------

OTHER INCOME (EXPENSE):
     Gain on sale of The ImagiNation Network ......       ---         19,739                    ---         19,739
     Equity in loss from The ImagiNation Network ..       ---            ---                    ---         (1,990)
     Shareholder litigation costs .................       ---         (1,500)                   ---         (1,500)
     Interest expense .............................      (365)        (2,670)                (2,334)        (3,575)
     Interest income ..............................     1,175            890                  3,972          2,310
     Amortization of goodwill .....................      (475)          (301)                (1,376)          (905)
                                                      -------        -------               --------        -------
                                                         (335)        16,158                   (262)        14,079
                                                      -------        -------               --------        -------

INCOME BEFORE INCOME TAXES ........................    17,549         24,345                 23,455         17,903

INCOME TAXES:
     Income tax provision .........................     6,210          6,549                  7,925          5,631
     Change in valuation allowance ................      (945)           ---                 (1,215)           ---
                                                      -------        -------               --------        -------

NET INCOME ........................................   $12,284        $17,796               $ 16,745        $12,272
                                                      =======        =======               ========        =======


NET INCOME PER SHARE:
     Primary ......................................   $  0.58        $  0.97               $   0.80        $  0.68
     Fully diluted ................................   $  0.55        $  0.83               $   0.77        $  0.63

Weighted average shares outstanding:
     Primary ......................................    21,298         18,417                 20,873         18,170
     Fully diluted ................................    23,011         22,221                 22,865         22,130

See Notes to Consolidated Financial Statements.

                      SIERRA ON-LINE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Nine months ended
                                                                                             December 31,
                                                                                      -----------------------
                                                                                        1995           1994
                                                                                      --------       --------
OPERATING ACTIVITIES:
Net income (loss) ..............................................................      $ 16,745       $ 12,272
     Reconciliation to net cash provided by (used for) operating activities:
         Depreciation and leasehold amortization ...............................         3,148          2,883
         Amortization of intangible assets and issuance costs ..................         2,161         10,551
         Gain on sale of The ImagiNation Network ...............................           ---        (19,739)
         Loss from The ImagiNation Network .....................................           ---          1,990
         Loss from Sierra Pioneer Joint Venture ................................           262            ---
         Provision for doubtful accounts .......................................         1,472            774
         Deferred income taxes .................................................        (2,424)        (7,200)
         Other .................................................................          (472)           364
     Cash provided (used) by changes in assets and liabilities:
              Accounts receivable ..............................................       (45,297)       (12,717)
Inventories ....................................................................        (2,178)          (758)
Other current assets ...........................................................        (2,946)          (915)
              Software development costs .......................................           ---         (5,037)
              Other assets .....................................................        (4,100)        (1,023)
              Accounts payable .................................................         9,915          2,402
              Royalties payable ................................................         1,710          1,680
              Deferred revenue .................................................         1,528          5,975
              Other accrued expenses ...........................................         3,269          5,741
              Income taxes refundable/payable ..................................         8,534         13,523
              Advances under publishing agreement and other liabilities ........        (2,199)         1,093
                                                                                      --------       --------
         Net cash provided (used) by operating activities ......................       (10,872)        11,859
INVESTING ACTIVITIES:
     Proceeds from sale of The ImagiNation Network .............................           ---         19,739
     Proceeds from matured or retired marketable investment securities .........        74,154         35,442
     Purchase of marketable investment securities ..............................       (73,777)       (40,216)
     Net purchase of property, plant, and equipment ............................        (5,566)        (3,070)
     Loan to The ImagiNation Network ...........................................           ---         (2,895)
     Incentive payments to subsidiaries ........................................        (1,562)        (1,620)
     Investment in Sierra Pioneer Joint Venture ................................        (1,493)           ---
                                                                                      --------       --------
         Net cash  used by investing activities ................................        (8,244)         7,380
FINANCING ACTIVITIES:
     Net proceeds from convertible note offering ...............................           ---         48,250
     Proceeds from exercise of options and warrants ............................         3,780          1,806
     Principal payment on note borrowings and lease obligations ................           ---             55
                                                                                      --------       --------
         Net cash provided by financing activities .............................         3,780         50,111
                                                                                      --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................       (15,336)        69,350
EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................            11            (44)
CASH AND CASH EQUIVALENTS:
     BEGINNING OF YEAR .........................................................        50,186          3,281
                                                                                      --------       --------
     END OF PERIOD .............................................................      $ 34,861       $ 72,587
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

         The following summarizes amounts previously reported by Sierra prior to the transaction for the three and nine months ended December 31, 1994 (in thousands, except per share data):

Three months ended December 31, 1994:

                                                                                        Net Income
                                                                                     (Primary Earnings)
                                                       Revenues        Net Income        Per Share
                                                       --------        ----------        ---------
         Sierra ...............................        $35,117          $16,548            $1.03
         Pixellite, Inspiration and Papyrus ...          6,096            1,248            (0.06)
                                                       -------          -------            -----
         Combined .............................        $41,213          $17,796            $0.97
                                                       =======          =======            =====

Nine months ended December 31, 1994:

                                                                                        Net Income
                                                                                     (Primary Earnings)
                                                       Revenues        Net Income        Per Share
                                                       --------        ----------        ---------
         Sierra ...............................        $65,170          $11,676            $0.74
         Pixellite, Inspiration and Papyrus ...         10,559              596            (0.06)
                                                       -------          -------            -----
         Combined .............................        $75,729          $12,272            $0.68
                                                       =======          =======            =====

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

NOTE 5 - INVENTORIES

         Inventories consist of the following:         (Dollars in thousands)
                                                      December 31,    March 31,
                                                         1995           1995
                                                        ------         ------
                  Raw materials ...............         $4,127         $2,841
                  Work in progress ............            ---             65
                  Finished goods ..............          2,954          1,997
                                                        ------         ------
                                                        $7,081         $4,903
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


         On May 31, 1995 the Company merged with Pixellite, a developer of personal printing software, in exchange for 245,779 shares of Sierra's Common Stock. On June 20, 1995 the Company also merged with Inspiration, a developer of strategy games, in exchange for 730,352 shares of Sierra's Common Stock. In July 1995 the Company merged with Green Thumb Software and in September 1995 merged with Arion Software in exchange for 87,762 and 60,196 shares of Sierra Common Stock, respectively. Green Thumb is a developer of landscape design products and Arion is a developer of cooking software. On November 30, 1995 the Company merged with Papyrus, developers of NASCAR Racing and Indy Car Racing, in exchange for approximately 1.2 million shares of Sierra's Common Stock.


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


OVERVIEW



         The Company is a leading publisher and distributor of interactive entertainment, education and personal productivity software titles for multimedia personal computers ("PCs"), including CD-ROM-based PC systems, and selected emerging platforms. The multimedia PC consumer software market has grown dramatically in recent years, driven by the increasing installed base of multimedia PCs in the home, the proliferation of new software titles and new and expanding distribution channels. These factors have led to the development of a mass market for software products, which has been characterized by a rise in importance of strong distribution channels, a significant increase in the number of new software titles offered in the market, increased competition for limited retail shelf space to accomodate the abundance of new titles, and increased price pressure. Consumer reaction to different software titles is often unpredictable. Certain titles may gain broad popularity while others may not be received well in the market. Generally, entertainment and education software producers differentiate themselves by their ability to design products that are fun and/or educational, while at the same time exploiting the graphics, image, animation, audio and video capabilities of various hardware platforms. According to industry sources, the size of the overall market for consumer software was estimated at $4.6 billion in 1994 and $5.8 billion in 1995 and is estimated to increase to $10 billion in 1999. Entertainment and education software is estimated to represent approximately 50 to 55% of the total consumer PC software market. This growth has been fueled by increasing sales of PCs to consumers, which are estimated to reach over 15 million in 1999 from 9.5 million in 1995.



         The Company derives its revenues primarily from the sale of entertainment and education software products. Substantially all of the Company's net sales, ninety-five percent in fiscal 1995, represent products sold primarily through large computer superstores, software specialty retail chains, wholesale clubs, and mass merchandisers. The remainder represents income from licensing of software products for software bundling arrangements. Other revenues consist of income from the Company's 900 telephone number hintline and advertising revenue from the Company's INTERAction! magazine. Although no one single customer accounted for over ten percent of gross revenues in fiscal years 1995 and 1994, the Company estimates that its top ten customers accounted for approximately 44% of revenues in fiscal 1994 and 40% of revenues in fiscal 1995.



         Sales arrangements with retailers and mass merchandisers permit them to exchange products or receive price protection under certain circumstances. Net sales reflects allowances for estimated returns and exchanges and price protection. During the nine months ended December 31, 1995, the Company increased direct distribution sales to superstores and wholesale clubs and experienced an increase in average price per unit through a movement in technology platform from disk-based to CD-ROM-based sales. These changes have led to a disproportionate increase in the reserve for sales returns and allowances, included in accounts receivable, relative to net sales.



         A majority of product development is done internally through employees and independent contractors. The Company's average cost for developing a product has continued to increase substantially each year due to the greater number of more technologically sophisticated products being developed simultaneously. In addition, the increasing technological sophistication of the Company's products has resulted in increased product development costs and increased the likelihood of product release delays. The Company has been unable to pass along these increased development costs by way of price increases due to increasing competition. In prior periods, the Company has been able to mitigate the adverse impact of increased development costs on operating profit through increased unit sales and improved manufacturing margins. There can be no assurances, however, that the Company will be able to continue to do so in future periods.



         The Company estimates that product life cycles for entertainment software products are continuing to decrease. Education software continues to have a somewhat longer shelf life. Due to the compression of product life cycles, increasing competition, and the increasing technological sophistication of its products, the Company has focused its development resources on fewer titles. This has increased the risk of revenue volatility which the Company is seeking to minimize through a broadening of its product offerings into home productivity and other categories.



         The Company typically owns all rights to contributions to products by independent contractors under license or assignment agreements requiring the payment of royalties by the Company. Aggregate royalty rates on the Company's current principal products generally range from approximately 1% to 20% of gross revenue derived from the product, less certain associated costs. As the Company develops more complex multimedia products, such as CD-ROM-based products, it anticipates that royalty costs will increase as a percentage of net sales.



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



         The entertainment and education software industry is intensely competitive. Products in the market compete primarily on the basis of subjective factors such as entertainment value and objective factors such as price, graphics and sound quality. Large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft Corporation, are increasing their focus on the interactive entertainment and education software market, which will result in even greater competition for the Company. Many of these companies have substantially greater financial, marketing and technical resources than the Company. As competition increases, significant price competition and reduced profit margins may result. In response to increased competition for shelf space, the Company may need to increase marketing expenditures. In addition, competition from new technologies (such as new hardware platforms) may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would have a material adverse effect on the Company's business, financial condition and operating results.



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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994


         REVENUES: Net sales of $62,702,000 and total revenues of $63,220,000 for the current quarter represented increases of 52% and 53%, respectively, compared to the same quarter in the prior year. International revenues increased $8.9 million or approximately 86% over the $10.4 million in international revenues for the comparable quarter of the prior year. For the three months ended December 31, 1995 as compared to the three months ended December 31, 1994 there was a weakening of the U.S. dollar in Europe which had the effect of increasing the dollar value of net revenues denominated in non-U.S. currencies. The Company estimates that the weakening of the U.S. dollar accounted for approximately $1.6 million of the increase in the Company's consolidated net revenues for the three months ended December 31, 1995.


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

         The following table sets forth the percentage of the Company's net sales derived from software product categories for the two quarters indicated:

                                                                 Quarter Ended December 31,
                                                                 --------------------------
                                                                 1995                1994
                                                             -----------          -----------
                           Category:
                             Adventure .............                  43%                  37%
                             Simulation ............                  11%                  26%
                             Educational ...........                  15%                   9%
                             Action/Family .........                  12%                   6%
                             Sports ................                  18%                  21%
                             Other .................                   1%                   1%
                                                             -----------          -----------
                                                                     100%                 100%
                                                             ===========          ===========
                           Net Sales ...............         $62,702,000          $41,126,000


         The provision for customer returns and price protection reduced sales by $10.7 million and $6.8 million for the three-month periods ended December 31, 1995 and 1994, respectively, an increase of 57%. This increase is comparable to the 52% increase in net sales.



         OPERATING EXPENSES: Manufacturing costs decreased from 20% to 19% of net sales due primarily to decreases in per unit material costs, primarily disks and CDs, and increased manufacturing efficiencies. Manufacturing efficiencies were achieved through reductions in labor and overhead as a result of refinement of the Company's manufacturing process and continued cost-cutting measures. Material costs decreased due to increased availability of CDs and disks and reduced material requirements, resulting from a shift to CD-based products which can store more information. However, in future periods, the Company expects this trend to be offset to the extent that new products, based on increasingly sophisticated technology, require multiple CDs.


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

NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994


         REVENUES: For the nine months ended December 31, 1995, net sales increased 62% to $121.0 million and total revenues increased 62% to $122.6 million when compared to the same period in the prior year. International revenues increased $17.8 million, or approximately 98%, over the $17.9 million in international revenues for the comparable prior year period. For the nine months ended December 31, 1995 as compared to the nine months ended December 31, 1994 there was a weakening of the U.S. dollar in Europe which had the effect of increasing the dollar value of net revenues denominated in non-U.S. currencies. The Company estimates that the weakening of the U.S. dollar accounted for approximately $3.1 million of the increase in the Company's consolidated net revenues for the nine months ended December 31, 1995.



         The provision for customer returns and price protection reduced sales by $20.3 million and $13.2 million for the nine-month periods ended December 31, 1995 and 1994, respectively, an increase of 59%. this increase is comparable to the 62% increase in net sales.



         OPERATING EXPENSES: Manufacturing costs for the nine month period ended December 31, 1995 decreased from 22% to 20% of net sales. This decrease was attributable primarily to lower per unit media costs and increased manufacturing efficiencies.

Manufacturing efficiencies were achieved through reductions in labor and overhead as a result of refinement of the Company's manufacturing process and continued cost-cutting measures. Material costs decreased due to increased availability of CDs and disks and reduced material requirements, resulting from a shift to CD-based products which can store more information. However, in future periods, the Company expects this trend to be offset to the extent that new products, based on increasingly sophisticated technology, require multiple CDs.


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

OVERVIEW


         The Company is a leading publisher and distributor of interactive entertainment, education and personal productivity software titles for multimedia personal computers ("PCs"), including CD-ROM-based PC systems, and selected emerging platforms. The multimedia PC consumer software market has grown dramatically in recent years, driven by the increasing installed base of multimedia PCs in the home, the proliferation of new software titles and new and expanding distribution channels. These factors have led to the development of a mass market for software products, which has been characterized by a rise in importance of strong distribution channels, a significant increase in the number of new software titles offered in the market, increased competition for limited retail shelf space to accomodate the abundance of new titles, and increased price pressure. Consumer reaction to different software titles is often unpredictable. Certain titles may gain broad popularity while others may not be received well in the market. Generally, entertainment and education software producers differentiate themselves by their ability to design products that are fun and/or educational, while at the same time exploiting the graphics, image, animation, audio and video capabilities of various hardware platforms. According to industry sources, the size of the overall market for consumer software was estimated at $4.6 billion in 1994 and $5.8 billion in 1995 and is estimated to increase to $10 billion in 1999. Entertainment and education software is estimated to represent approximately 50 to 55% of the total consumer PC software market. This growth has been fueled by increasing sales of PCs to consumers, which are estimated to reach over 15 million in 1999 from 9.5 million in 1995.



         The Company derives its revenues primarily from the sale of entertainment and education software products. Substantially all of net sales, ninety-five percent in fiscal 1995, represent product sold primarily through large computer superstores, software specialty retail chains, wholesale clubs, and mass merchandisers. The remainder represents income from licensing of software products for software bundling arrangements. Other revenues consist of income from the Company's 900 telephone number hintline and advertising revenue from the Company's INTERAction! magazine. Although no one single customer accounted for over ten percent of gross revenues in fiscal years 1995 and 1994, the Company estimates that its top ten customers accounted for approximately 44% of revenues in fiscal 1994 and 40% of revenues in fiscal 1995.


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


         A majority of product development is done internally through employees and independent contractors. The Company's average cost for developing a product has continued to increase substantially each year due to the greater number of more technologically sophisticated products being developed simultaneously. In addition, the increasing technological sophistication of the Company's products has resulted in increased product development costs and increased the likelihood of product release delays. The Company has been unable to pass along these increased development costs by way of price increases due to increasing competition. In prior period, the Company has been able to mitigate the adverse impact of increased development costs on operating profit through increased unit sales and improved manufacturing margins. There can be no assurances, however, that the Company will be able to continue to do so in future periods.



         The Company estimates that product life cycles for entertainment software products are continuing to decrease. Education software continues to have a somewhat longer shelf life. Due to the compression of product life cycles, increasing competition, and the increasing technological sophistication of its products, the Company has focused its development resources on fewer titles. This has increased the risk of revenue volatility which the Company is seeking to minimize through a broadening of its product offerings into home productivity and other categories.


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



         The entertainment and education software industry is intensely competitive. Products in the market compete primarily on the basis of subjective factors such as entertainment value and objective factors such as price, graphics and sound quality. Large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft Corporation, are increasing their focus on the interactive entertainment and education software market, which will result in even greater competition for the Company. Many of these companies have substantially greater financial, marketing and technical resources than the Company. As competition increases, significant price competition and reduced profit margins may result. In response to increased competition for shelf space, the Company may need to increase marketing expenditures. In addition, competition from new technologies (such as new hardware platforms) may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would have a material adverse effect on the Company's business, financial condition and operating results.


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

The following table provides a comparison of net sales by category:

                                                              Fiscal Year Ended March 31
                                                           --------------------------------
                                                              1995                 1994
                                                           -----------          -----------
                      Category:
                           Adventure .............                  32%                  45%
                           Simulation/Strategy ...                  30%                  20%
                           Home and Education ....                  13%                  13%
                           Action/Family .........                   9%                   8%
                           Sports ................                  13%                   6%
                           Other .................                   3%                   8%
                                                           -----------          -----------
                                                                   100%                 100%
                                                           ===========          ===========

                      Net Sales ..................         $95,821,000          $70,712,000


         The provision for customer returns and price protection reduced sales by $17.6 million in fiscal 1995 and $11.3 million in fiscal 1994, an increase of 56%. This increase in the provision for sales returns was disproportionate relative to the 36% increase in net sales due to increased sales to superstores and wholesale clubs.


         Other revenues include income from the Company's telephone hint line and advertising. These revenues decreased from $2.4 million to $2.1 million.

OPERATING EXPENSES


         Manufacturing costs, which include material costs and manufacturing labor and overhead, increased $1.6 million, but decreased from 28% to 23% of net sales over the prior fiscal year. This decrease was due primarily to increased manufacturing efficiencies, the shift from disk-based to CD-based products, and decreases in material costs, primarily disks and CDs. Increased manufacturing efficiencies resulted from a decrease in the total amount spent on manufacturing labor and overhead costs from $5.0 million, or 7% of net sales, in fiscal 1994, to $3.9 million, or 4% of net sales, in fiscal 1995. These savings were achieved through a restructuring of the Company's manufacturing operations and implementation of various cost cutting measures. Decreases in material costs were the result of an increased availability of CD-ROMs and disks resulting in lower costs to the Company. CD costs decreased approximately 19% and disk costs decreased approximately 23% from fiscal 1994 to fiscal 1995. These cost reductions had the effect of decreasing manufacturing costs approximately $1.0 million in fiscal 1995 from fiscal 1994. In addition to the decrease in cost of disks and CDs, the Company has reduced its overall material cost by shifting to CD-based products. A single CD can hold significantly more information than a single disk.


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

OPERATING EXPENSE


         Manufacturing costs decreased from 33% to 28% of net sales due primarily to increases in manufacturing efficiencies and to decreases in disk and CD costs. Coktel's manufacturing costs in fiscal 1994 were $0.8 million, or 31% of associated net sales.


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


         In accordance with Financial Accounting Standards Board Statement No. 86 ("FASB 86"), the Company capitalizes software development costs once technological feasibility has been established. Within the guidelines of FASB 86, the Company determines the anticipated life of a product in months. During fiscal 1993, in recognition of increased competition in the retail marketplace that has tended to shorten the shelf life of the Company's products, the Company accelerated the amortization of certain of its older titles and reduced the estimated lives of newer titles to 6 to 18 months (from 12 to 24 months), except for CD-ROM-based products which are amortized over 24 months. The Company intends to continue to evaluate its amortization policy in light of any changes in competition and product life cycles that may occur in the future.

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





DELOITTE & TOUCHE LLP


Seattle, Washington

February 13, 1996

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                                                                  1995            1994
                                                                                                --------         -------
CURRENT ASSETS:
   Cash and cash equivalents ..........................................................         $ 50,186         $ 3,563
   Marketable investment securities ...................................................           50,573          20,859
Accounts receivable, net of allowances of $7,265 and $4,091 ...........................           12,984          11,143
Inventories ...........................................................................            4,903           5,030
   Deferred income taxes ..............................................................            1,777           3,051
Refundable income taxes ...............................................................              670           1,986
   Other current assets (including $792 and $845 receivable from
     related parties - Note 13) .......................................................            4,262           3,207
                                                                                                --------         -------
       Total Current Assets ...........................................................          125,355          48,839
PROPERTY, PLANT AND EQUIPMENT, net ....................................................            9,068           7,473
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of
   $8,535 in 1994 .....................................................................            1,048           5,683
GOODWILL, net of accumulated amortization of $2,871 and $1,687 ........................            6,498           6,119
DEFERRED INCOME TAXES .................................................................            1,522
OTHER ASSETS ..........................................................................            1,863             791
                                                                                                --------         -------
                                                                                                $145,354         $68,905
                                                                                                ========         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...................................................................         $  6,127         $ 4,628
   Accrued compensation and related benefits ..........................................            4,118           2,051
   Accrued incentive payments .........................................................            1,562           1,620
   Royalties payable (including $633 and $117 payable to a related party - Note 13)  ..            2,938           1,355
   Deferred revenue ...................................................................            1,261             993
   Accrued interest ...................................................................            1,160             ---
   Other accrued expenses (including $247 payable to related parties
      in 1995 - Note 13) ..............................................................            5,028           3,926
                                                                                                --------         -------
       Total Current Liabilities ......................................................           22,194          14,573
DEFERRED INCOME TAXES .................................................................              ---           2,592
ADVANCES UNDER PUBLISHING AGREEMENT AND
   OTHER LIABILITIES ..................................................................            5,907             634
CONVERTIBLE DEBT, net of unamortized discount and issuance costs of $1,066 ............           34,634             ---
COMMITMENTS AND CONTINGENCIES  (Note 11) ..............................................              ---             ---
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none outstanding ....................................              ---             ---
   Common stock and paid-in capital, par value $.01 per share; 40,000,000
     shares authorized; 18,726,519 and 17,371,291 shares issued and outstanding .......           70,052          51,986
   Retained earnings (deficit), including net unrealized holding
      gain on marketable investment securities of $101 in 1995 ........................           12,797            (269)
   Cumulative translation adjustment ..................................................              119            (219)
                                                                                                --------         -------
                                                                                                  82,968          51,498
   Less common stock in treasury, 94,154 and 104,474 shares, at cost ..................              349             392
                                                                                                --------         -------
         Total Stockholders' Equity ...................................................           82,619          51,106
                                                                                                --------         -------
                                                                                                $145,354         $68,905
                                                                                                ========         =======


See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     1995             1994              1993
                                                                   -------           -------           -------
REVENUES:
     Net sales ...........................................         $95,821           $70,712           $54,957
     Other ...............................................           2,058             2,389             1,363
                                                                   -------           -------           -------
                                                                    97,879            73,101            56,320
                                                                   -------           -------           -------

OPERATING EXPENSES:
     Manufacturing costs .................................          21,663            20,058            18,402
     Amortization of software development costs ..........           9,689             8,379            11,572
     Royalties (including $819, $256, and $443 earned
        by related party - Note 13) ......................           7,370             4,005             2,339
     Selling, general and administrative .................          32,777            25,685            24,352
     Research and development ............................          21,967            17,686            13,202
     Purchased in-process research and development .......             ---             1,102               ---
                                                                   -------           -------           -------
                                                                    93,466            76,915            69,867
                                                                   -------           -------           -------

INCOME (LOSS) FROM OPERATIONS ............................           4,413            (3,814)          (13,547)
                                                                   -------           -------           -------

OTHER INCOME (EXPENSE):
     Gain on sale of The ImagiNation Network .............          19,739               ---               ---
     Equity in loss from The ImagiNation Network .........          (1,990)           (5,066)              ---
     Shareholder litigation costs ........................          (1,500)              ---               ---
     Interest income (including $84, $152 and $81
        earned from related parties - Note 13) ...........           3,713             1,331             1,659
     Interest expense ....................................          (4,306)             (280)             (476)
     Amortization of goodwill and convertible debt
        issuance costs ...................................          (1,212)             (722)             (504)
                                                                   -------           -------           -------
                                                                    14,444            (4,737)              679
                                                                   -------           -------           -------

INCOME (LOSS) BEFORE INCOME TAXES ........................          18,857            (8,551)          (12,868)

INCOME TAX PROVISION (BENEFIT) ...........................           5,865              (679)           (3,257)
                                                                   -------           -------           -------

NET INCOME (LOSS) ........................................         $12,992           $(7,872)          $(9,611)
                                                                   =======           =======           =======

NET INCOME (LOSS) PER SHARE:
     Primary .............................................         $  0.70           $ (0.46)          $ (0.57)
     Fully diluted .......................................            0.68               ---               ---

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Primary .............................................          18,513            17,143            16,826
     Fully diluted .......................................          22,216               ---               ---

See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT SHARE DATA)

                                       Common Stock          Retained    Cumulative                                Total
                                     and Paid-in Capital     Earnings    Translation     Treasury Stock        Stockholders'
                                     Shares       Amount     (Deficit)                Adjustment     Shares    Amount
     Equity                         ----------   -------     -------     -----------  ---------       -----    ------------
- --------------------------------
BALANCE, APRIL 1, 1992              16,613,483   $43,342     $17,537       $(224)       104,474       $(392)        $60,263
   Net loss                                                   (9,611)                                                (9,611)
   Equity contributions                                4                                                                  4
   Stock options exercised             138,428       501                                                                501
   Tax benefit of stock option
     transactions                                    243                                                                243
   Shares issued to Dynamix
     shareholders                       24,272       221                                                                221
   Distributions                                                 (28)                                                   (28)
   Foreign currency translation
     adjustment                                                              (23)                                       (23)
                                    ----------   -------     -------       -----        -------       -----         -------

BALANCE, MARCH 31, 1993             16,776,183    44,311       7,898        (247)       104,474        (392)         51,570
   Net loss                                                   (7,872)                                                (7,872)
   Stock options exercised             595,108     3,256                                                              3,256
   Tax benefit of stock option
     transactions                                    442                                                                442
   INN liquidation preference                      3,977                                                              3,977
   Distributions                                                (295)                                                  (295)
   Foreign currency translation
     adjustment                                                               28                                         28
                                    ----------   -------     -------       ------       -------       -----         -------

BALANCE, MARCH 31, 1994             17,371,291    51,986        (269)       (219)       104,474        (392)         51,106
   Net income                                                 12,992                                                 12,992
   Equity contributions                              266                                                                266
   Stock options exercised             333,807     2,131                                                              2,131
   Tax benefit of stock option
     transactions                                  1,772                                                              1,772
   Conversion of convertible
     debt                            1,021,421    13,897                                                             13,897
   Treasury stock issued                                                                (10,320)         43              43
   Net unrealized holding gains
     on marketable investment
     securities available-for-sale                               101                                                    101
   Distributions                                                 (27)                                                   (27)
   Foreign currency translation
     adjustment                                                              338                                        338
                                    ----------   -------     -------       -----        -------       -----         -------


BALANCE, MARCH 31, 1995             18,726,519   $70,052     $12,797       $ 119         94,154       $(349)        $82,619
                                    ==========   =======     =======       =====        =======       =====         =======

See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS)

                                                                                        1995              1994               1993
                                                                                      --------          --------          ----------
OPERATING ACTIVITIES:
   Net income (loss) .........................................................        $ 12,992          $ (7,872)         $  (9,611)
   Reconciliation to net cash provided by (used for) operating activities:
     Depreciation ............................................................           3,298             3,085              2,732
     Amortization of intangible assets and issuance costs ....................          11,153             9,102             12,077
     Gain on sale of The ImagiNation Network .................................         (19,739)              ---                ---
     Equity loss from The ImagiNation Network ................................           1,990             5,066                ---
     Purchased in-process research and development ...........................             ---             1,102                ---
     Provision for doubtful accounts .........................................             829               650              1,115
     Deferred income taxes ...................................................          (2,840)           (1,394)            (1,394)
     Other ...................................................................           1,880              (661)               (96)
   Cash provided (used) by changes in assets and liabilities:
     Accounts receivable .....................................................          (2,670)           (5,020)            (2,230)
     Inventories .............................................................             127              (898)               842
     Refundable income taxes .................................................           3,088             1,825               (825)
Other current assets .........................................................            (151)               55             (2,064)
     Software development costs ..............................................          (5,037)           (6,060)            (9,414)
     Research and development acquired .......................................             ---            (2,452)               ---
     Other assets ............................................................          (1,090)             (225)               (46)
     Accounts payable ........................................................           1,498              (219)             1,201
Accrued compensation and related benefits ....................................           2,067               212                ---
     Royalties payable .......................................................           1,583               570                 17
Deferred revenue .............................................................             268               993                ---
     Accrued interest ........................................................           1,160               ---                ---
     Other accrued expenses ..................................................           1,093               489              2,592
   Advances under publishing agreement and other liabilities .................           4,692               (14)               105
                                                                                      --------          --------          ---------
     Net cash provided by (used for) operating activities ....................          16,191            (1,666)            (4,999)
INVESTING ACTIVITIES:
   Proceeds from sale of The ImagiNation Network .............................          19,739               ---                ---
   Proceeds from matured marketable investment securities ....................          40,319            67,865            119,435
Purchases of marketable investment securities ................................         (69,880)          (65,550)          (139,209)
Net purchases of property, plant and equipment ...............................          (4,901)           (3,628)            (3,586)
Loan to The ImagiNation Network ..............................................          (2,895)              ---                ---
   Payment for purchase of subsidiaries, net of cash acquired
     and research and development ............................................          (1,620)           (2,797)            (1,056)
   Net repayment of advances to The ImagiNation Network ......................             ---             1,646                ---
                                                                                      --------          --------          ---------
     Net cash used by investing activities ...................................         (19,238)           (2,464)           (24,416)
FINANCING ACTIVITIES:
   Net proceeds from convertible debt offering ...............................          48,250               ---                ---
   Proceeds from exercise of options and warrants ............................           2,131             3,255                501
   Other .....................................................................            (807)             (255)                83
                                                                                      --------          --------          ---------
     Net cash provided by financing activities ...............................          49,574             3,000                584
                                                                                      --------          --------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ...............................................................          46,527            (1,130)           (28,831)
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................              96               ---                 27
CASH AND CASH EQUIVALENTS:
     BEGINNING OF YEAR .......................................................           3,563             4,693             33,497
                                                                                      --------          --------          ---------
     END OF YEAR .............................................................        $ 50,186          $  3,563          $   4,693
                                                                                      ========          ========          =========

See Notes to Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow and noncash investing and financing information for the years ended March 31 is as follows (in thousands):

                                                                          1995           1994          1993
                                                                         ------         ------         ----
                  Cash paid (received) during the year for:
                     Income taxes ..............................         $7,181         $(739)         $ 23
                     Interest ..................................         $4,578         $ (73)         $(58)

1995:
      During fiscal 1995 the Company induced conversion of $14,300,000 of convertible debt into 1,021,421 shares of common stock.

1994:
      The Company purchased all of the capital stock of Coktel Vision for $5,332,000. In connection with the acquisition, liabilities assumed were as follows (in thousands):

                  Fair value of net assets acquired ................         $ 7,641
                  Cash paid ........................................          (5,332)
                                                                             -------
                  Liabilities assumed ..............................         $ 2,309
                                                                             =======

1993:
      The Company purchased all of the capital stock of Bright Star for $1,087,000. In connection with this acquisition, liabilities assumed were as follows (in thousands):

                  Fair value of net assets acquired ................         $ 1,193
                  Cash paid ........................................          (1,087)
                                                                             -------
                  Liabilities assumed ..............................         $   106
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

   The following summarizes amounts previously reported by Sierra prior to the transaction for the years ended March 31, 1995, 1994 and 1993 (in thousands, except per share data):

                                                         1995                1994              1993
                                                        -------             -------           -------
REVENUES:
     Sierra ...................................         $83,440             $62,745           $49,716
     Pixellite, Inspiration and Papyrus .......          14,439              10,356             6,604
                                                        -------             -------           -------
     Combined .................................         $97,879             $73,101           $56,320
                                                        =======             =======           =======

NET INCOME (LOSS)
     Sierra ...................................         $11,938             $(8,676)          $(8,398)
     Pixellite, Inspiration and Papyrus .......           1,054                 804            (1,213)
                                                        -------             -------           -------
     Combined .................................         $12,992             $(7,872)          $(9,611)
                                                        =======             =======           =======

PRIMARY NET INCOME (LOSS) PER SHARE:
     Sierra ...................................         $  0.74             $ (0.59)          $ (0.58)
     Pixellite, Inspiration and Papyrus .......           (0.04)               0.13              0.01
                                                        -------             -------           -------
     Combined .................................         $  0.70             $ (0.46)            (0.57)
                                                        =======             =======           =======

FULLY DILUTED NET INCOME (LOSS) PER SHARE:
     Sierra ...................................         $  0.71           $      --         $     ---
     Pixellite, Inspiration and Papyrus .......           (0.03)                 --               ---
                                                        -------             -------           -------
     Combined .................................         $  0.68           $      --               ---
                                                        =======             =======           =======

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

                                                     1994
                                                   --------
       Net sales .............................     $72,800
       Net loss ..............................     $(8,101)
       Net loss per share ....................     $ (0.47)

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

                                                             1995
                                                           -------
                  Research and development expense         $23,552
                  Non-refundable royalty advances           (1,585)
                                                           -------
                                                           $21,967
                                                           =======

NOTE 4:  MARKETABLE INVESTMENT SECURITIES

   The Company's investments, including aggregate fair values, cost, gross unrealized holding gains, and gross unrealized holding losses, consist of the following at March 31 (in thousands):

                                                                             GROSS       GROSS
                                                                           UNREALIZED  UNREALIZED
                                                   FAIR                     HOLDING     HOLDING
                                                   VALUE          COST       GAINS      LOSSES
                                                  -------       -------    ----------  ----------
1995:
       U.S. Government obligations                $10,394       $10,357       $ 39       $ 2
       Corporate securities                        23,050        22,996         80        26
       Commercial paper                            17,129        17,067         64         2
                                                  -------       -------       ----       ---
                                                  $50,573       $50,420       $183       $30
                                                  =======       =======       ====       ===
1994:
       U.S. Government obligations                $14,939       $15,003$       ---       $64
       Corporate securities                           544           438        106       ---
       Tax-exempt municipal bonds and notes         1,831         1,830          1       ---
       Commercial paper                             2,915         2,915        ---       ---
       Money market funds                             673           673        ---       ---
                                                  -------       -------       ----       ---
                                                  $20,902       $20,859       $107       $64
                                                  =======       =======       ====       ===

   Fair values of investments are based on quoted market prices on the last business day of the fiscal year. All investments available-for-sale at March 31, 1995 will mature within one year.

NOTE 5:  INVENTORIES

   Inventories consist of the following at March 31 (in thousands):

                                                             1995         1994
                                                            ------       ------
                  Raw materials .....................       $2,841       $3,477
                  Work in progress ..................           65           85
                  Finished goods ....................        1,997        1,468
                                                            ------       ------
                                                            $4,903       $5,030
                                                            ======       ======

NOTE 6:  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following at March 31 (in thousands):

                                                            1995          1994
                                                          --------      --------
                  Land ..............................     $    203      $   203
                  Buildings and improvements ........        3,591        3,236
                  Computers and equipment ...........       16,703       12,810
                  Furniture and fixtures ............        1,312          785
                                                          --------      -------
                                                            21,809       17,034
                  Less accumulated depreciation .....      (12,741)      (9,561)
                                                          --------      -------
                                                          $  9,068      $ 7,473
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

   During fiscal 1995 the Company paid $1.0 million, included in interest expense, to induce conversion of $14,300,000 of convertible debt into 1,021,421 shares of common stock. If conversion had occurred on April 1, 1994, earnings per share and weighted average shares outstanding would have been as follows:

                  Supplementary primary earnings per share:                             $     0.80

                  Supplementary primary weighted average shares outstanding:            18,888,000


NOTE 9:  INCOME TAX PROVISION (BENEFIT)

   A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows for the years ended March 31:

                                                                      1995         1994         1993
                                                                      ----         ----         -----
   Statutory rate .............................................       35.0%        (35.0)%      (34.0)%
   State income taxes, net of federal income tax benefit ......        3.0
   Utilization of net operating losses ........................       (3.9)
   Non-consolidated losses ....................................       (4.5)        18.3
   Foreign subsidiaries .......................................       (2.2)         3.4          1.5
   Non-deductible expenses ....................................        4.5          2.1          2.1
   Subchapter S Corporation earnings ..........................       (1.3)        (0.6)         ---
   Other ......................................................        0.5          3.9          5.1
                                                                      ----         ----         ----
   Effective rate .............................................       31.1%        (7.9)%       (25.3)%
                                                                      ====         ====         ====

   The provision for income taxes (benefit) consists of the following for the years ended March 31 (in thousands):

                                                                     1995        1994          1993
                                                                   -------      -------       -------
   Current:
     Federal ..................................................    $ 7,772      $   540       $(1,686)
     State ....................................................        922           32             5
     Foreign ..................................................        (55)         143          (182)
                                                                   -------      -------       -------
                                                                     8,639          715        (1,863)
   Deferred:
     Federal ..................................................     (2,298)      (1,003)       (1,394)
     State ....................................................       (268)        (391)          ---
     Foreign ..................................................       (208)         ---           ---
                                                                   -------      -------       -------
                                                                    (2,774)      (1,394)       (1,394)
                                                                   -------      -------       -------
                                                                   $ 5,865      $  (679)      $(3,257)
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

                                                       1995           1994
                                                      -------        -------
   Deferred Assets:
      Inventory overhead allocation ...........       $  (398)       $  (778)
      Accrued expenses ........................        (5,638)        (1,991)
      Tax credits .............................           (77)        (1,845)
      Net operating losses ....................          (334)          (899)
      Other ...................................          (187)          (717)
                                                      -------        -------
          Subtotal ............................        (6,634)        (6,230)
      Valuation allowance .....................         3,230          3,772
                                                      -------        -------
   Deferred Liabilities:
      Software development costs ..............           105          1,999
                                                      -------        -------
                                                      $(3,299)       $  (459)
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

                                                                                     Range of Price
                                                                    Shares               Per Share
                                                                  ----------        -----------------
              Options outstanding, April 1, 1992 ..........        1,464,446         0.47   -   10.13
                  Granted .................................          947,700         5.62   -    8.57
                  Exercised ...............................         (138,428)        0.47   -    5.50
                  Canceled ................................         (158,950)        4.58   -    7.75
                                                                  ----------        -----------------
              Options outstanding, March 31, 1993 .........        2,114,768         0.47   -   10.13
                  Granted .................................          760,838         0.09   -   11.50
                  Exercised ...............................         (541,108)        0.47   -   10.13
                  Canceled ................................         (457,366)        3.86   -   10.13
                                                                  ----------        -----------------
              Options outstanding, March 31, 1994 .........         1877,132         0.09   -   11.50
                  Granted .................................          963,217         0.09   -   22.00
                  Exercised ...............................         (333,807)        0.47   -   11.50
                  Canceled ................................         (215,482)        4.59   -   11.88
                                                                  ----------        -----------------
              Options outstanding, March 31, 1995 .........        2,291,060        $0.09   -   22.00
                                                                  ==========

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

   Future minimum annual lease payments on these obligations are as follows for the years ended March 31 (in thousands):

           Year Ending March 31,                      Payments
           ---------------------                      --------
                   1996 .........................     $ 2,231
                   1997 .........................       2,354
                   1998 .........................       2,227
                   1999 .........................       1,994
                   2000 .........................       1,907
                   Thereafter ...................       2,791
                                                      -------
                      Total .....................     $13,504
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

NOTE 12:  GEOGRAPHIC INFORMATION

   The following schedule presents financial information of the Company classified by geographic area for the years ended March 31 (in thousands):

                                           UNITED
                                           STATES        EUROPE        OTHER     ELIMINATIONS   CONSOLIDATED
                                          --------       -------       ------    ------------   ------------
1995
      Sales to unaffiliated customers     $ 72,847       $17,969       $5,005       $   ---       $ 95,821
      Intercompany transfers                   880           ---          ---          (880)           ---
                                          --------       -------       ------       -------       --------
                                          $ 73,727       $17,969       $5,005       $  (880)      $ 95,821
                                          ========       =======       ======       =======       ========
      Income from operations              $  2,503       $ 1,910       $  ---       $   ---       $  4,413
                                          ========       =======       ======       =======       ========
      Identifiable assets                 $142,814       $ 8,238       $  (38)      $(5,660)      $145,354
                                          ========       =======       ======       =======       ========
1994
      Sales to unaffiliated customers     $ 57,896       $ 9,106       $3,710       $   ---       $ 70,712
      Intercompany transfers                 3,901           720          ---        (4,621)           ---
                                          --------       -------       ------       -------       --------
                                          $ 61,797       $ 9,826       $3,710       $(4,621)      $ 70,712
                                          ========       =======       ======       =======       ========
      Income (loss) from operations       $ (4,240)      $   514       $  ---       $   (88)      $ (3,814)
                                          ========       =======       ======       =======       ========
      Identifiable assets                 $ 63,416       $ 5,902       $ (443)      $    30       $ 68,905
                                          ========       =======       ======       =======       ========
1993
      Sales to unaffiliated customers     $ 46,999       $ 5,166       $2,792       $   ---       $ 54,957
      Intercompany transfers                 3,707           ---          ---        (3,707)           ---
                                          --------       -------       ------       -------       --------
                                          $ 50,706       $ 5,166       $2,792       $(3,707)      $ 54,957
                                          ========       =======       ======       =======       ========
      Income (loss) from operations       $(12,738)      $  (980)      $  ---       $   171       $(13,547)
                                          ========       =======       ======       =======       ========
      Identifiable assets                 $ 67,543       $   445       $ (362)      $(2,432)      $ 65,194
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

NOTE 14:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   Summarized quarterly financial information for fiscal 1995 and fiscal 1994 is as follows (in thousands, except per share data):

                                                                   Primary      Fully
                                                                     Net        Diluted
                                                       Net         Income         Net
                                                     Income        (Loss)       Income
                                       Revenues       (Loss)      Per Share    Per Share
                                       --------      -------      ---------    ---------
         Quarter ended:
              June 30, 1994            $13,550       $(4,304)      $(0.25)       $ ---
              September 30, 1994        20,966        (1,220)       (0.07)         ---
              December 31, 1994(1)      41,213        17,796         0.97         0.83
              March 31, 1995            22,150           720         0.05          ---
                                       -------       -------
                                       $97,879       $12,992
                                       =======       =======

         Quarter ended:
              June 30, 1993(2)         $12,498       $(3,475)      $(0.20)       $ ---
              September 30, 1993        16,623        (1,325)       (0.08)         ---
              December 31, 1993         31,370         4,010         0.22          ---
              March 31, 1994            12,610        (7,082)       (0.41)         ---
                                       -------       -------
                                       $73,101       $(7,872)
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

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.

   (a)      Exhibits

            Exhibit 2.1   -   Agreement and Plan of Merger among Sierra On-Line,
                              Inc. and Papyrus Design Group, Inc. dated November
                              30, 1995

            Exhibit 10.1  -   Registration Rights Agreement between Sierra
                              On-Line, Inc. and the shareholders of Papyrus
                              Design Group, Inc. dated November 30, 1995

            Exhibit 10.2  -   Amendment to Acquisition Agreement between Sierra
                              On-Line, Inc. and Roland Oskian, Arnaud Delrue, and Manuelle Chapoullie-Mauger

            Exhibit 10.3  -   Limited Liability Company Agreement of Collier
                              Sierra L.L.C. dated October 31, 1995

            Exhibit 11.0  -   Statement Re Computation of Per Share Earnings

   (b)      Reports on Form 8-K.


            Current Report on Form 8-K dated November 30, 1995 and filed with the Commission on December 6, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   SIERRA ON-LINE, INC.

Date:    May 13, 1996              By:    /s/ Michael A. Brochu
                                          --------------------------------------
                                          Michael A. Brochu
                                          President and Chief Operating Officer

                                   By:    /s/ Fred Schapelhouman
                                          --------------------------------------
                                          Fred Schapelhouman
                                          Chief Accounting Officer