Form 10-K
period 1996-03-31
SIERRA ON LINE INC
filed 1996-07-01
CIK 724991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the Transition Period from ____ to ____

                         Commission file number 0-17154

                              SIERRA ON-LINE, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                  77-0164293
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

          3380 - 146th Place SE., Suite 300, Bellevue, Washington 98007
                    (Address of principal executive offices)

                                 (206) 649-9800
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

Aggregate market value of the voting stock held by non-affiliates of the Registrant based on the shares outstanding and the closing sale price as of June 17, 1996: $980,860,343.

Number of shares of Common Stock, $0.01 par value, outstanding as of June 17, 1996: 20,869,369

                       Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Registrant's fiscal year to which this Form 10-K relates, are incorporated by reference in Part III hereof.

                              SIERRA ON-LINE, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                                                                  PAGE
         Item 1.      Business  ..............................................................................       3
         Item 2.      Properties  ............................................................................      11
         Item 3.      Legal Proceedings  .....................................................................      11
         Item 4.      Submission of Matters to a Vote of Security Holders  ...................................      11

                                     PART II

         Item 5.      Market for Registrant's Common Equity and
                        Related Stockholder Matters  .........................................................      12
         Item 6.      Selected Financial Data  ...............................................................      12
         Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations  .................................................      13
         Item 8.      Financial Statements and Supplementary Data  ...........................................      18
         Item 9.      Changes in and Disagreements With Accountants on
                        Accounting and Financial Disclosure ..................................................      34

                                    PART III

         Item 10.     Directors and Executive Officers of the Registrant  ....................................      35
         Item 11.     Executive Compensation  ................................................................      35
         Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management  ......................................................................      35
         Item 13.     Certain Relationships and Related Transactions  ........................................      36

                                     PART IV

         Item 14.     Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K  .................................................................      37

                                   SIGNATURES ................................................................      41

                                INDEX TO EXHIBITS ............................................................      42

                                     PART I

ITEM 1.  BUSINESS

Sierra On-Line, Inc. ("Sierra" or the "Company") is a leading publisher and distributor of interactive entertainment, education and personal productivity software titles for multimedia personal computers ("PCs"), including CD-ROM-based PC systems, and selected emerging platforms. Sierra uses its design and development capabilities, as well as outside acquisitions, to create branded products and product series with complex and interesting storylines and sophisticated graphics, sound and other features. Sierra offers more than 50 software titles, including popular products such as the King's Quest series, Leisure Suit Larry series, Police Quest series, Phantasmagoria, Gabriel Knight:
The Beast Within, Front Page Sports: Football Pro '96, IndyCar Racing II, The Lost Mind of Dr. Brain and Print Artist.

Sierra sells its products through a domestic field sales force and a network of independent domestic and foreign distributors. The Company sells through a variety of distribution channels, including computer and electronic superstores, software specialty stores, mass merchants, wholesale clubs, direct mail and bundling arrangements. Internationally, the Company sells primarily through independent distributors in specified territories and, in the United Kingdom, directly to software retailers. The Company is continually evaluating new and potentially promising distribution channels, including on-line distribution through commercial on-line services and the Internet.

The multimedia PC consumer software market has grown dramatically in recent years, driven by the increasing installed base of multimedia PCs in the home, the proliferation of new software titles and new and expanding distribution channels. These factors have led to the development of a mass market for software products, which has been characterized by a rise in importance of strong distribution channels, a significant increase in the number of new software titles offered in the market, increased competition for limited retail shelf space to accommodate the abundance of new titles, and increased price pressure. Consumer reaction to different software titles is often unpredictable. Certain titles may gain broad popularity while others may not be received well in the market. Generally, entertainment and education software producers differentiate themselves by their ability to design products that are fun and/or educational, while at the same time exploiting the graphics, image, animation, audio and video capabilities of various hardware platforms.

During the fiscal year ended March 31, 1996, the Company significantly expanded its product line and brand awareness by continuing to develop high-quality entertainment and education titles incorporating state-of-the-art software technology and by acquiring other successful or promising titles from third parties. The Company released 40 new internally developed titles in fiscal 1996 (ended March 31, 1996) and acquired an additional 18 titles in the entertainment, education, simulation and personal productivity categories. In addition, the Company entered into a joint venture agreement with Pioneer Electronics Corporation relating to development of titles for the Japanese market.

New platform technologies for consumer software continue to emerge. The introduction of CD-ROM technology for use with PCs has stimulated the development and introduction of new software that is more sophisticated and complex than has been available to date on PCs or other video game platforms. The Company believes that growth in the installed base of CD-ROM drives for PCs has led to increased sales of more complex, CD-ROM-based consumer software. In addition, several companies are developing new hardware platforms which promise greater processing power, more advanced three-dimensional graphics, realistic sound and increased memory and storage devices such as CD-ROM and DVD (Digital Video Disk). These systems are expected to offer a more realistic experience than their video game predecessors through the use of real-time responses, computer-generated character interaction, compression and networking capabilities. The Company believes that the introduction of CD-ROM based PCs and emerging platforms represents a significant market opportunity for software producers that can design creative and interesting products while taking advantage of the technological capabilities of new hardware platforms.

RECENT DEVELOPMENTS

The Company has entered into an Agreement and Plan of Merger with CUC International Inc., a Delaware corporation ("CUC"), and a wholly owned subsidiary of CUC, dated as of February 19, 1996, as amended (the "Merger Agreement"), pursuant to which the Company has agreed, upon the terms and subject to the conditions set forth in the Merger Agreement, including without limitation approval of the Company's stockholders, to be acquired by CUC in a transaction (the "Merger") in which each share of common stock of the Company outstanding immediately prior to the effective time of the Merger will be converted into 1.225 shares of common stock of CUC. CUC's common stock is traded on the New York Stock Exchange, and CUC is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports, proxy statements and other information with the Commission. The Merger is subject to numerous conditions precedent, and the Merger Agreement may be terminated under certain circumstances. A special meeting of the Company's stockholders to vote upon the merger has been scheduled for July 24, 1996. Attention is directed to the Company's definitive Proxy Statement/Prospectus dated June 21, 1996 for a complete description of the Merger, the Merger Agreement, the special meeting and other matters related thereto. Although the Company's Board of Directors has approved the Merger and recommended that the Company's stockholders approve the Merger, there can be no assurance that the Merger will be approved or consummated.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The Company's business, results of operations and financial condition are subject to many risks, including without limitation those set forth below. Each statement made in the following discussion, and elsewhere in this report, containing any form of the words "anticipate" or "expect" or "could" or "believe" or words of similar prospective import is a forward-looking statement that may involve a number of such risk factors and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unexpected events or developments.

DEPENDENCE ON NEW PRODUCTS; RISK OF PRODUCT DELAYS

The Company's success depends on its ability to develop and make timely introductions of successful new products or enhancements of existing products to replace declining revenues from older products. The effective lives of the Company's products have tended to become shorter due to the introduction of new hardware platforms, technologies and competitive products, the increase in competition for retail shelf space among software products and other factors. As a result, the Company's ability to introduce new products on a timely basis has become increasingly important, as revenues from new products are essential to replace declining revenues from older products. On many occasions in the past the Company has experienced significant delays and cost overruns in product introductions. As its products have become more complex and costly to develop, it has become more difficult to bring products to market on schedule and on budget. It is highly likely that the Company will experience delays in developing and introducing at least some future new products. There can be no assurance that such delays will not have a material adverse effect on the Company's business and operating results.

INCREASING COST AND COMPLEXITY OF PRODUCT DEVELOPMENT

As the Company's products have become increasingly complex and technologically sophisticated, it has become more difficult and expensive to produce new products on a timely basis. Typically, nine to fifteen months or more are required to complete a new title and one to two months or more are required to convert existing titles to new hardware platforms or foreign languages. This time period can increase if, as has occurred in the past, the Company experiences unanticipated difficulties in the product development process. In order to introduce titles incorporating high-quality graphics, animation, images, video and audio, the Company has had to devote increasing financial and human resources to new product development. Due to competitive pressures, however, only a portion of the Company's increased development costs to date have been offset by product price increases. Greater product development expenditures also result in greater financial risk to the Company if the product is not successful. The Company expects that the trend toward more complex products and increasing product development costs will continue for the foreseeable future. In addition, in attempting to meet product introduction deadlines, the Company may incur higher than normal production and development costs, placing additional pressure on gross margins. Any material delays or cost overruns in the development or introduction of, or the presence of a material defect in, one or more new products could materially and adversely affect the success of the products and the Company's business and operating results.

UNCERTAINTY OF MARKET ACCEPTANCE

Consumer preferences for entertainment and education software products are continually changing and are extremely difficult to predict. Few such products achieve sustained market acceptance. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance or that any such acceptance, if achieved, will be sustained for a sufficient period of time to permit the Company to recover its development and marketing costs. In addition, the Company believes that as ownership of PCs, CD-ROM-based PCs and other emerging platforms becomes more widespread, and as the Company diversifies its product offerings, it must market its products to a broader market than it has in the past. The Company plans to introduce products and interfaces designed to appeal to this broader market and to adjust its marketing activities accordingly. In seeking to appeal to a broader market, the Company will face significant new challenges, including intense competition from larger companies with established market positions. The Company will also face the risk that it may lose existing customers who may dislike the changes in the Company's products and marketing approach. There can be no assurance that the Company will be able to compete successfully in this broader market.

RAPID TECHNOLOGICAL CHANGES

The market for entertainment and education software is undergoing rapid technological change. The Company's products must operate on widely accepted hardware platforms and software environments in order to achieve significant market acceptance. New hardware and software platforms are continuously being introduced, and these and other new technologies could render existing products of the Company unmarketable. As a result, the Company must continually anticipate market trends and adapt its products to emerging hardware and software platforms and changing technologies and consumer preferences. The design and development of entertainment and education software products for new platforms and software environments requires substantial investment and lead time. There can be no assurance that the Company will be successful in developing and marketing products for new platforms or that any of these platforms will achieve significant market acceptance. Sales of the Company's current products are highly dependent on the size of the installed base of PCs and sales of new PCs for home use. The Company has devoted significant resources to develop products that will operate on selected CD-ROM formats. It is not clear whether all of the formats now supported by the Company will be adopted as industry standards. A change in hardware or software standards could lead to significant expenditures by the Company to adapt existing products or develop new products to support the new standards. The Company also faces the risk that proprietary platforms that are designed to restrict the ability of independent software developers, including the Company, to adapt their products to run on such platforms will become widely accepted. For example, Nintendo of America, Inc. ("Nintendo") and Sega of America, Inc. ("Sega") have each adopted such a "closed" platform strategy in the video game console and cartridge market. If closed platforms developed by these companies or others become widely accepted, the Company's business and operating results could be materially and adversely affected.

SEASONALITY; SUBSTANTIAL QUARTERLY FLUCTUATIONS

The Company's business is highly seasonal, with the highest level of net sales and earnings typically occurring during the third fiscal quarter ending December 31, and substantially lower levels in the other fiscal quarters, particularly the fourth fiscal quarter ending March 31 and the first fiscal quarter ending June 30. This seasonal pattern is due primarily to increased demand for the Company's products during the calendar year-end holiday season. If the Company's European sales increase as a percentage of its total revenues, the Company anticipates that this seasonality may become even more pronounced, as sales in Europe exhibit an even stronger seasonal tendency than sales in the United States. This seasonality can lead to overstocking by the Company's retail customers and higher than normal returns following the holiday season. The Company's quarterly operating results may fluctuate throughout the year as a result of a variety of additional factors, including delays in market acceptance, changes in platform standards, the timing of new product introductions by the Company or its competitors, the timing of orders for the Company's products and increases in product returns. Because a majority of the unit sales for a particular product typically occurs in the first several months after the product is introduced, the Company's revenues may increase in a quarter in which a major product introduction occurs and may decline in subsequent quarters. As a result, if net revenues are below expectations, the Company's operating results are likely to be materially and adversely affected.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends on the continued service of its key product design, development, sales, marketing and management personnel and its ability to continue to attract, motivate and retain highly qualified employees and contractors. In order to introduce timely and successful sequels in its key product lines, the Company must retain its key design and development personnel. The Company does not have employment agreements with any employees. Competition for skilled product designers, artists and technical personnel is intense. The location of one of the Company's principal product development facilities in Oakhurst, a relatively remote rural area of California, may adversely affect the Company's ability to compete for skilled development personnel at that facility. The inability of the Company to attract or retain key design and development personnel could have a material and adverse effect on the Company's business and operating results.

UNCERTAINTIES OF DISTRIBUTION CHANNELS

A substantial portion of the Company's revenues is derived from a limited number of distributors and software specialty retail chains. Loss of any of the Company's major customers, or a significant decrease in product shipments to, or an inability to collect receivables from, any of these customers could have a material adverse effect on the Company's operating results. Consistent with industry practice, the Company may accept product returns from or provide price protection to distributors and retailers. Although the Company provides reserves for price protection and product returns that it believes to be adequate, there can be no assurance that the Company will not be forced to offer greater price protection or to accept substantially more product returns than anticipated in order to maintain its relationships with retailers and its access to distribution channels. The Company is currently developing methods to more effectively monitor the sell-through activity and product inventory of its retail and distribution channels. Until such methods have been developed and implemented, the Company may have greater levels of inventory at particular retailers or distributors, and be subject to greater amounts of potential product returns, than currently anticipated. It is also possible that the Company may have lower levels of inventory at particular retailers and distributors than anticipated, thereby adversely affecting the sales of its products. Consumer software distribution channels have been undergoing rapid change, including consolidations and financial difficulties of certain retailers and distributors, along with the emergence of new distribution channels, such as mass merchandisers, for entertainment and education software. An increasing number of companies and software products are competing for access to these distribution channels, and there is intense competition for the limited amount of available retail shelf space and promotional resources. There can be no assurance that distributors or retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support. As ownership of platforms for entertainment and education software products becomes more widespread, there may be further changes in the principal distribution channels for reaching the broader consumer market for these products. There can be no assurance that the Company will be able to market its products successfully through these distribution channels.

COMPETITION

The entertainment and education software industry is intensely competitive. The Company competes primarily with other developers of multimedia PC entertainment, education and home productivity software. Significant companies that compete with Sierra in the entertainment software market include Broderbund Software, LucasArts, Virgin Interactive Entertainment, Electronic Arts and GT Interactive Software. Manufacturers and developers of cartridge-based video games, such as Nintendo and Sega and their licensees, also are indirect competitors of the Company, but may become more direct competitors if technologies evolve in a manner that encourages these companies and Sierra to develop products for similar hardware platforms. The principal competitors in the education software market are Davidson & Associates, Disney, SoftKey International (through its acquisitions of The Learning Company and Minnesota Educational Computing Corporation) and Broderbund Software, Inc. Products in the market compete primarily on the basis of subjective factors such as entertainment value and objective factors such as price, graphics and sound quality. Large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft Corporation, are increasing their focus on the interactive entertainment and education software market, which will result in even greater competition for the Company. Many of these companies have substantially greater financial, marketing and technical resources than the Company. As competition increases, significant price competition and reduced profit margins may result. In response to increased competition for shelf space, the Company may need to increase marketing expenditures. In addition, competition from new technologies (such as new hardware platforms) may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would have a material adverse effect on the Company's business, financial condition and operating results. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results or financial condition.

INTERNATIONAL SALES RISKS

The Company anticipates that international sales will continue to account for a significant share of the Company's total revenues in the future. International sales are subject to inherent risks, including changes in export controls, tariffs and other regulatory requirements and fluctuating exchange rates. European distribution channels are more decentralized and hence more difficult to enter efficiently. International markets also require the Company to translate and culturally adapt its products and documentation. This results in higher levels of specialized inventory and a greater risk of inventory obsolescence. Furthermore, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

RISK OF GOVERNMENTAL REGULATION; PRODUCT RATINGS SYSTEM

Legislation has been proposed to establish an independent agency to work with the video game industry to create a system for providing parents and other purchasers with information about graphic violence or sexually explicit material contained in video games. The implementation of such a system may require entertainment and education software publishers to communicate information regarding the content of their products (particularly violent or sexually explicit material) to consumers through appropriate package labeling, advertising and marketing presentations. Similar developments are also taking place outside the United States. The Company is unable to predict what effect, if any, a rating system may have on the Company's business and there can be no assurance that such a rating system would not adversely affect the Company's results of operations.

LIMITED PROTECTION OF PROPRIETARY RIGHTS

The Company regards its software as proprietary and relies on a combination of patent, trade secret, copyright and trademark laws, nondisclosure agreements and certain technical measures to protect its proprietary rights. There can be no assurance that these efforts will be successful. The Company is aware that unauthorized copying occurs within the entertainment and education software industry. It may be possible for third parties to copy the Company's products or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult and costly, and software piracy and unauthorized copying can be expected to be a major persistent problem. The laws of the United States provide only limited protection of intellectual property rights, and the laws of certain other countries in which the Company's products are or may be distributed provide less protection. As the number of entertainment and education software products increases and the functionality of these products overlaps, the Company believes that software developers and publishers may increasingly become subject to infringement claims. From time to time, the Company may receive communications from third parties asserting that features or content of certain of its products may infringe upon intellectual property rights of such parties. There can be no assurance that claims against the Company will not result in costly litigation and require the Company to license the intellectual property of others. There can be no assurance that such licenses will be available on reasonable terms, or at all.

PRODUCTION RISKS

Substantially all the Company's products are stored on CD-ROM media. As is typical in the industry, the Company outsources the CD-ROM manufacturing and replication function to third parties. In the future, it is possible that there may be periodic shortages of CD-ROM media and potentially late deliveries of CD-ROM products from outside duplicating sources. While the Company has not experienced material problems in duplicating products on CD-ROM, its dependence on third parties to perform the manufacturing function could result in material problems if production were substantially delayed. The Company produces its diskette-based products by duplicating master software diskettes onto blank diskettes acquired in quantity from a number of sources. The Company occasionally has difficulty in obtaining blank diskettes of appropriate quality. In addition, the Company has occasionally incurred higher than normal production expenses as a result of supplementing its internal production staff with outside contractors to meet production deadlines.

ACQUISITIONS

The Company is in the process of beginning to integrate into its overall operations the businesses and personnel acquired in the Acquisitions, as well as in four additional acquisitions completed in calendar year 1995 and one completed in April 1996. This process will present various management challenges to the Company, and there can be no assurance that the Company will not experience difficulties in completing this integration process, or that key personnel of the acquired businesses will not determine to leave the Company's employment. Any such departures could have a material adverse effect on the value of one or more of the acquisitions to the Company. The Company, in the ordinary course of its business, considers acquisitions of, and mergers and other strategic transactions with, third parties on a regular basis, and it is likely that the Company will engage in more such transactions in the future. Such transactions often involve substantial risks, and, although the Company's management will endeavor to mitigate these risks and to negotiate the best possible terms for the Company and its stockholders, there can be no assurance that any such transactions that are consummated will prove to be beneficial.

PRODUCTS

The Company currently offers entertainment, education and personal productivity consumer software product lines targeted at the home consumer.

ENTERTAINMENT PRODUCTS

The Company's principal entertainment products consist of adventure, simulation, strategy, sports and action categories, which are described in greater detail below.

   ADVENTURE PRODUCTS. The Company's most popular product category is adventure products, which feature high-quality graphics, animation, music, sound effects, art and text to create interactive stories similar to cartoons or animated films. The player guides a major character, and thus the flow and direction of the adventure, in order to solve problems and puzzles, escape from perilous situations, experience different environments and interact with other characters. These games are intricate and may take several weeks of play to complete. In connection with these products, many customers call Sierra's 900-number telephone hint line and purchase hint books to assist them in playing the adventures. In fiscal 1994, 1995 and 1996, adventure products accounted for 41%, 32% and 38% of the Company's net sales, respectively. The Company's principal adventure products series are as follows:

     -   PHANTASMAGORIA     The first product of this series was released in the
                            second quarter of fiscal 1996. The product uses the Company's high-quality proprietary video capture process whereby the player assumes the role of the main character in a "horror" environment. More than 600,000 copies of this product have been sold.

     -   KING'S QUEST       The player takes on a leading role in a world of
                            brave knights, noble kings, wicked wizards and evil sorcerers. The Company has released seven titles plus an anthology and sold more than 3.8 million copies in this series.

     -   LEISURE SUIT LARRY This series parodies the singles bar scene. The player guides a libidinous 40-year old through awkward social encounters. The Company has released five titles plus an anthology, and sold more than
                            1.4 million copies in this series.


     -   SPACE QUEST        This series parodies popular outer space films and
                            television shows. The player is a sanitation engineer turned space-age swashbuckler. The Company has released six titles plus an anthology, and sold more than 1.2 million copies in this series.


     -   POLICE QUEST       A cop fights cunning and dangerous criminals and
                            solves intriguing cases while following correct police procedures. The Company has released five titles and sold more than 1.2 million copies in this series.


   SIMULATION AND SPORTS GAME PRODUCTS. Most of the Company's simulation products are sports related, or simulation games set in historical combat contexts. In Sierra's sports games, the user chooses the role of player, coach or manager. Sports games challenge the user's ability to use strategy in realistic situations. In fiscal 1994, 1995, and 1996, simulation and sports products accounted for 25%, 33%, and 23%, respectively, of the Company's net sales. These products include the following:

     -   ACES               This series of historically accurate flight
                            simulations enable the player to fly warplanes from different eras. The Company has released four products, Red Baron, Aces of the Pacific, Aces Over
                            Europe, and Aces of the Deep, plus an anthology, and sold more than 1 million copies in this series.


     -   FRONT PAGE SPORTS  This series consists of numerous titles that simulate football, baseball, golf, bass fishing, flying and auto racing. Many of the titles use advanced graphics and actual player statistical data, with highly realistic results. The Company has sold more than 500,000 copies in this series. The Company intends to expand the series to include other sports.


     -   A-10 TANK KILLER   This series consists of two titles whereby the
                            player flies the 25-ton A-10 Thunderbolt II through daring tank-killing missions to support ground troops in various hostile locations. The Company has sold more than 250,000 copies of this product.


   STRATEGY AND ACTION GAME PRODUCTS. The Company's strategy products offer the game player a combination of depth and detail whereby the user can set up the game and enjoy playing without being buried in minuscule details. Action titles generally have a broader appeal than strategy products. They are characterized by their strong game play, 3D graphics and networking capabilities. In fiscal 1994, 1995 and 1996, strategy and action game products accounted for 13%, 20% and 19%, respectively, of the Company's net sales. Strategy and action products include the following:

     -   OUTPOST            In this simulation, the Earth has been destroyed by
                            a catastrophic event providing the challenge of rebuilding civilization on another planet. The
                            Company has sold more than 200,000 copies of this series.


     -    CAESAR            The player becomes the protege of the great Julius
                            Caesar and is taken back to the days of the Roman
                            Empire. Creativity and realism are two of the attractive characteristics of this series. The
                            Company has sold more than 400,000 copies of this product series.


     -    3D ULTRA PINBALL  This product combines authentic 3D graphics, realistic ball motion and the arcade-table feel of real pinball. Released in fiscal 1996, this title has sold more than 250,000 copies.


EDUCATION AND FAMILY PRODUCTS. The Company's education and family products provide education and fun to children and adults in an animated, interactive environment. Several of the Company's education products promote learning through adventure stories or by providing an amusing, playground environment. Others deliver personal instruction through animated characters whose mouths move realistically in synchronization with their spoken words. In fiscal 1994, 1995, and 1996, education and family products accounted for approximately 12%, 12%, and 13%, respectively, of the Company's net sales. The Company's education products include:

     -    DR. BRAIN         This series has been among the most successful of
                            its kind at presenting children with pure problem-solving skills. The child is presented with multiple puzzles in an attempt to help Dr. Brain.
                            The Company has sold more than 350,000 copies in this series.


     -    ADI               The Adi series offers academic subjects for students
                            at different age levels based on the national school curricula of several European countries. Adi products use a specialized core user environment for which subjects can be purchased as modular add-on disks. The series includes Adi Jr. for preschool children, Adi for elementary students and Adi Senior for high school students.


PRODUCTIVITY PRODUCTS. The Company's productivity line provides consumers with a broad array of general interest products, ranging from home graphics to home design. In fiscal 1994, 1995, and 1996, productivity products accounted for approximately 2%, 1%, and 5%, respectively, of the Company's net sales. The Company's productivity products include:

     -    PRINT ARTIST      The Print Artist series allows the user to create
                            their own custom projects, such as greeting cards, signs, business cards, letterhead, calendars, labels and many others. The product is designed to make all such products easy and fast, with touches of multimedia fun. The Company has sold more than 200,000 copies in this series.


     -    MASTERCOOK        The Company's cooking series provides the consumer a
                            means to organize and locate all their favorite recipes and print out attractive custom-made cookbooks of their own. Built-in special functions, such as health guides and automatic shopping lists, give the series a user-friendly touch. The Company has sold more than 90,000 copies in this series.


All of the Company's titles are available for IBM PCs and PC-compatibles. Many titles also are available for Apple Macintosh computers. The Company has also developed certain of its products for emerging platforms.

THE IMAGINATION NETWORK, INC.

The Company is a party to a multi-year publishing agreement with AT&T to provide content for its subsidiary, The ImagiNation Network ("INN"), a multi-player interactive on-line entertainment service that enables subscribers at different geographic locations, using modem-equipped personal computers, to communicate and play interactive games in real time. The publishing agreement provides for AT&T to fund up to $23 million of Sierra's development expenditures, subject to certain limitations, through non-refundable royalty advances. The agreement provides that Sierra will not own a network that competes with INN for a period of two years following expiration of the funding term. INN is free to provide products on the INN network that are developed by third parties other than the Company, and it can be anticipated that INN will do so. AT&T has announced that it plans to sell INN, and the Company expects that the publishing agreement will be revised in connection with any such sale.

PRODUCT DEVELOPMENT

The creation of the Company's products takes place in two stages: design and development. Products are designed by the Company's internal staff and independent designers working under contract with the Company. In recent years, the Company has increased the number of employees engaged in product design relative to the number of independent designers. Once a design is selected for production by the Company's senior management, a production team, budget and production schedule are established. The development of a product, which consists of implementing the design through artwork, animation, script, music, sound effects, voice and computer programming, is done almost entirely by the Company's internal development staff. In certain instances, the Company hires independent contractors to assist with product development. Prior to release, each product undergoes careful quality assurance testing that involves a technical review of each component of the final product and testing on the applicable hardware platform. Typically, nine to fifteen months or more are required to complete a new title and one to two months are required to convert existing titles to new hardware platforms or foreign languages.

Since its inception, the Company has recognized that a strong technical base is essential to its long-term success and has made a substantial investment in research and development. As of March 31, 1996, the Company had approximately 519 employees and several independent contractors engaged in product design and development.

MARKETING AND SUPPORT

The Company's marketing activities include print advertising in consumer and trade periodicals, retail-supported print advertising, targeted direct mail programs, retail in-store promotions, trade shows and product publicity programs. In addition, the Company communicates with its existing customer base by direct mail, primarily through the Company's full-color quarterly news magazine called INTERAction!. The Company's marketing expenses will likely increase in fiscal 1997, as the Company continues to direct more marketing spending towards the consumer and increase the distribution of its INTERAction! magazine.

The Company supports its products directly through its customer support department, which can be contacted by mail, by telephone during ordinary business hours, or through various on-line services. The Company's support personnel also sell upgraded and replacement software, inform customers about new products and conduct spot market surveys.

SALES

In the United States, the Company sells its products primarily to large computer superstores, software specialty retail chains, wholesale clubs and mass merchandisers through a domestic field sales force. The Company reaches smaller computer and software specialty stores through independent distributors and also sells its products direct to its customers. In fiscal 1996, sales to the top four customers were 28% of gross sales, compared to 26% and 30% of gross sales for fiscal 1995 and 1994, respectively.

The Company's international sales are primarily to customers in Europe and Asia. The Company sells its products internationally through various local distributors for specified territories and, in the United Kingdom, also directly to software retailers. During fiscal 1996 the Company entered into a joint venture agreement with Pioneer Electronic Corporation ("Pioneer") to market and develop entertainment and other software titles for the Japanese market. Large software specialty chains are uncommon in foreign markets, and, consequently, the Company's distributors sell primarily to small software retailers. To generate additional international revenues, the Company sells foreign language versions of some of its more popular products. The Company expects that the level of its international sales may fluctuate, particularly as the Company seeks to become more established in international markets. See also Note 12 of Notes to the Consolidated Financial Statements included in Item 8 below, which includes a table setting forth information on the Company's international sales for fiscal years 1994, 1995 and 1996. The Company anticipates that international sales will continue to account for a significant share of the Company's revenues in the future. International sales are subject to inherent risks, including changes in export controls, tariffs and other regulatory requirements and fluctuating exchange rates. European distribution channels are more decentralized and hence more difficult to enter efficiently. International sales also require the Company to translate and culturally adapt its products and documentation. This results in higher levels of specialized inventory and a greater risk of inventory obsolescence. Furthermore, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

The Company may accept product returns or provide price protection to distributors and retailers. Under price protection arrangements, the Company allows its customers a credit against future purchases equal to the difference between the price at which the customer bought a certain product from the Company and the Company's reduced price for that product.

PRODUCTION

The Company performs its own disk duplicating and packaging for diskette-based products at its Oakhurst, California and Paris, France facilities. The Company does not internally replicate CD-ROM-based products but rather subcontracts that work to third parties. To date the Company has not experienced difficulties in procuring CD-ROMs or in having its CD-ROM programs replicated, but in the future, it is possible that there may be periodic shortages of CD-ROM media and potentially late deliveries of CD-ROM products from outside replication sources. Printing of user manuals and manufacturing of packaging and related materials are performed to the Company's specifications by outside sources. Generally, complete packages are assembled by the Company at its two production facilities, although the Company has used external companies to assemble packages during times of peak demand. The Company has occasionally incurred higher than normal production expenses as a result of supplementing its internal production staff with outside contractors to meet product introduction deadlines.

Shipments are generally made within one week of receiving an order. In light of the short time between order and shipment of the Company's products, the Company has relatively little backlog at any given date, and its backlog is not indicative of potential sales for any future period.

PROPRIETARY PROTECTION

The Company relies upon a combination of patent, copyright, trade secret and trademark laws, as well as nondisclosure agreements and certain technical measures, to protect its rights in its software products. The Company has filed seventeen patent applications to protect certain of its technology and has been issued eight United States patents and has registered trademarks in the United States and foreign jurisdictions. However, the Company does not believe that the ownership of patents is presently a significant factor in its business. The Company believes that intellectual property rights protection is less significant to the Company's success than factors such as the ability to cost-effectively release timely and innovative products with consumer appeal.

Sierra does not impose license agreements on its end-user customers and does not copy-protect its software. Sierra believes that copyright laws provide only limited protection for its products. The Company is aware that unauthorized copying occurs within the consumer software industry. It may be possible for third parties to copy the Company's products or otherwise obtain and use information that the Company regards as proprietary. Policing unauthorized use or copying of the Company's products is difficult and costly, and software piracy can be expected to be a major and persistent problem. The Company does, however, take certain practical precautions in addition to relying on legal protections, such as including in its software coded references to materials shipped with the products that are required to complete play of the game. In addition, the Company has adopted various methods to confirm that persons seeking customer support have purchased a copy of the product.

As the number of consumer software products increases and the functionality of these products overlaps, the Company believes that software developers and publishers may increasingly become subject to infringement claims. From time to time, the Company may receive communications from third parties asserting that features or content of certain of its products may infringe upon intellectual property rights of such parties. There can be no assurance that existing or future claims against the Company will not result in costly litigation and require the Company to license the intellectual property of others. There can be no assurance that such licenses will be available on reasonable terms, or at all.

EMPLOYEES

As of March 31, 1996, the Company and its subsidiaries employed approximately 888 persons, including 113 in operations, 90 in marketing and sales, 519 in product development and 166 in customer service, administration, and finance. None of the employees are represented by a labor union. Competition for employees in the software industry is intense. The Company believes that its future success will depend in part on its continued ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2. PROPERTIES

The Company maintains facilities, including its headquarters in Bellevue, Washington, where the Company leases approximately 45,000 square feet of office space. The Company owns a 56,200 square foot building on 6-1/2 acres in Oakhurst, California. The Company also leases approximately 48,000 square feet of office space in Eugene, Oregon, approximately 2,400 square feet of office space in Austin, Texas, approximately 37,000 square feet of office space in Boston, Massachusetts, approximately 21,000 square feet of office space near Paris, France, and office space near Reading, England and Dreieich, Germany. The Company believes that these facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate its future needs.

ITEM 3.  LEGAL PROCEEDINGS

On February 20, 1996, a lawsuit captioned: Meridian Capital Funding, Inc. v. Sierra On-Line, Inc. et al. (Civil Action No. 14848) was filed in the Court of Chancery for the State of Delaware. The lawsuit was brought on behalf of the public shareholders of the Company and names the Company, each of the Company's individual directors and CUC International as party defendants. The lawsuit alleges certain violations of such directors' fiduciary duties to the Company's shareholders in connection with the Merger and other alleged improper conduct. The plaintiffs, among other things are seeking to enjoin consummation of the Merger and, in the event of such consummation, rescission of the Merger and monetary damages in an unspecified amount. There have been no material developments in this litigation since the filing of the complaint, and no discovery or other proceedings have occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 1996 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on the Nasdaq National Market under the Symbol SIER. According to the records of the Company's transfer agent, the Company had approximately 900 stockholders of record, in addition to shares held in street name, with 20,869,369 shares outstanding as of June 17, 1996. The Company has never paid cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

The high and low closing prices during each quarter for the Company's last two fiscal years were (all prices are adjusted to reflect the two-for-one stock split effective February 17, 1995):

                            TRANSACTION PRICES
                            -------------------

    Quarter Ended:                  High               Low
    --------------                  ----               ---
  June 30, 1994                    13-3/8             7-1/8
  September 30, 1994               12-1/8             7-5/8
  December 31, 1994                18-1/8             10
  March 31, 1995                   23-1/4             14-5/8
  June 30, 1995                    25-3/8             16-1/2
  September 30, 1995               48-3/4             24
  December 31, 1995                39-1/2             22-3/4
  March 31, 1996                   40                 17-1/2


ITEM 6.  SELECTED FINANCIAL DATA

The financial data included in the following table should be read in conjunction with Item 8 (Financial Statements and Supplementary Data) and with Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) below. The selected financial data as of and for each of the five years in the period ended March 31, 1996 have been derived from the Consolidated Financial Statements of the Company. The financial statements of the Company for the three years ended March 31, 1996, have been audited by Deloitte & Touche LLP, independent auditors, whose report is included herein.

                                                                          Year Ended March 31
                                               ------------------------------------------------------------------------------
                                                   1996             1995              1994             1993              1992
                                               -----------      -----------       -----------      -----------       -----------
                                                                (in thousands, except per share amounts)
    Revenues ...............................   $   158,177      $    97,879       $   73,101       $   56,320        $    47,887
    Net income (loss) ......................        16,170           12,992           (7,872)          (9,611)             3,856
    Net income (loss) per share:
      Primary ..............................          0.77             0.70            (0.46)           (0.57)              0.28
      Fully diluted(1) .....................          0.76             0.68              ---              ---                ---
    Total assets............................       178,897          145,354           68,905           65,194             70,346
    Long-term liabilities...................        24,419           40,541              634              236                  6


(1) The difference between primary and fully diluted net income (loss) per share is not significant for fiscal years 1994, 1993, and 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This following discussion and analysis should be read in conjunction with the audited financial statements and related notes. The discussion of results, causes or trends should not be construed to imply that such results, causes or trends will necessarily continue in the future. Each statement made in this discussion and analysis containing any form of the words "anticipate" or "expect" or words of similar prospective nature is a forward looking statement that may involve a number or risk factors and uncertainties. Among other factors that would cause actual results to differ materially are the following: business conditions and other changes in the Company's industry; competitive factors, such as rival products and price pressures both domestically and internationally; availability of adequate CD-ROM media and CD replication services on reasonable terms and at reasonable prices; significant delays or excessive costs associated with product research, development and/or introduction; the loss of any large single customer; and fluctuations in U.S. Dollar exchange rates for non-U.S. currencies. In addition, readers should review the discussion of factors affecting future results and forward-looking statements appearing in Part I of this report.

         The Company has entered into the Merger Agreement with CUC pursuant to which the Company has agreed, upon the terms and subject to the conditions set forth in the Merger Agreement, including without limitation approval of the Company's stockholders, to be acquired by CUC. In the Merger, each share of common stock of the Company outstanding immediately prior to the effective time of the Merger will be converted into 1.225 shares of common stock of CUC. CUC's common stock is traded on the New York Stock Exchange, and CUC is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports, proxy statements and other information with the Commission. The Merger is subject to numerous conditions precedent, and the Merger Agreement may be terminated under certain circumstances. A special meeting of the Company's stockholders to vote upon the merger has been scheduled for July 24, 1996. Attention is directed to the Company's definitive Proxy Statement/Prospectus dated June 21, 1996 for a complete description of the Merger, the Merger Agreement, the special meeting and other matters related thereto. Although the Company's Board of Directors has approved the Merger and recommended that the Company's stockholders approve the Merger, there can be no assurance that the Merger will be approved or consummated.

         During the year, the Company completed several acquisitions. The companies acquired include The Pixellite Group ("Pixellite"), Software Inspiration Limited ("Inspiration"), Papyrus Design Group, Inc. ("Papyrus"), Arion Software, Inc. ("Arion"), and Green Thumb Software, Inc. ("Green Thumb"). These companies were instrumental in broadening the Company's product line. Each transaction was accounted for as a pooling-of-interests. A total of 2,293,493 shares of Sierra Common Stock were issued in these transactions. The historical financial statements of the Company have been restated for the Pixellite, Inspiration, and Papyrus mergers. The financial statements have not been restated for the Arion and Green Thumb mergers as these companies did not impact the Company's operations significantly.

         The Company derives its revenues primarily from the sale of entertainment and education software products. During fiscal 1996 the Company introduced a budget product category, consisting of repackaged Sierra products designed to wholesale at $9 per unit, as well as variety packs consisting of assortments of six different Sierra titles. Introduction of Sierra titles under the budget line has had the effect of increasing product lives by creating an intermediate category in a product's life cycle. However, the Company has also experienced increased pricing pressure in this category as it targets these products to the mass consumer.

         Substantially all of net sales, ninety-five percent in both fiscal 1995 and fiscal 1996, represent products sold primarily through large computer superstores, software specialty retail chains, wholesale clubs, and mass merchandisers. The remainder represents income from licensing of software products for software bundling arrangements. Other revenues consist of income from the Company's 900 telephone number hintline and advertising revenue from the Company's INTERAction! magazine. Although no one single customer accounted for over ten percent of gross revenues in fiscal years 1996 and 1995, the Company estimates that its top ten customers accounted for approximately 40% of revenues in fiscal 1995 and 50% of revenues in fiscal 1996.

         The estimated market for consumer software was $4.8 billion in 1994 and $5.6 billion in 1995 and is estimated to increase to $9.5 - $10 billion by 2000. Approximately 40% of the market consists of entertainment, educational and productivity software while the remainder of the market represents business, finance and reference software. The market growth is fueled by an increasing installed base of multimedia PCs. CD-ROM titles have continued to represent the bulk of entertainment, educational and productivity software unit sales, representing nearly 80% of units shipped of these products in 1995.

         Sales arrangements with retailers and mass merchandisers permit them to exchange products or receive price protection under certain circumstances. Net sales reflects allowances for estimated returns and exchanges and price protection. During fiscal

1996, the Company increased direct distribution sales to wholesale clubs and mass merchandisers which have higher levels of returns and exchanges than the Company's other distribution channels. This change has led to a disproportionate increase in the reserve for sales returns and allowances, included in accounts receivable, relative to net sales.

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

         The Company estimates that product life cycles for entertainment software products are continuing to decrease. Education software continues to have a somewhat longer shelf life. Due to the compression of product life cycles, increasing competition, and the increasing technological sophistication of its products, the Company has focused its development resources on fewer titles. This has increased the risk of revenue volatility which the Company is seeking to minimize through a broadening of its product offerings into home productivity and strategy categories.

         The Company typically owns all rights to contributions to products by independent contractors under license or assignment agreements requiring the payment of royalties by the Company. Aggregate royalty rates on the Company's current principal software products generally range from approximately 1% to 20% of gross revenue derived from the product, less certain associated costs. Royalties as a percentage of net sales were 6%, 8% and 8% in fiscal 1994, 1995 and 1996, respectively.

         The Company's revenues and earnings are highly seasonal due to traditional consumer buying habits. The Company expects the historical trend of realizing its highest revenues and earnings during the holiday shopping season in the quarter ended December 31 and its seasonal lows in revenues and earnings in the quarter ended June 30 to continue. The Company's quarterly operating results may fluctuate throughout the year as a result of a variety of additional factors, including delays in market acceptance, changes in platform standards, the timing of the introduction of the Company's or its competitors' products, the timing of orders for the Company's products and increases in product returns. Because a majority of the unit sales for a particular product typically occurs in the first several months after the product is introduced, the Company's revenues may increase in a quarter in which a major product introduction occurs and may decline in following quarters. The Company's expenses are based, in part, on expected future revenues. A significant amount of the Company's marketing, administrative, design and development expenses do not vary in relation to revenues. As a result, if net revenues are below expectations, the Company's operating results are likely to be materially and adversely affected. During any given fiscal year, a substantial proportion of the Company's gross sales is generated from titles introduced during that fiscal year. During fiscal years 1994, 1995, and 1996, sales of new titles represented 55%, 69%, and 64% of gross sales, respectively. Over the next several years, the Company expects that an increasing portion of its revenues will come from sales of simulation, action and home productivity products, as well as new product lines. The Company believes that the impact of inflation and changing prices has not had a significant impact on income.

         The entertainment and education software industry is intensely competitive. Products in the market compete primarily on the basis of subjective factors such as entertainment value and objective factors such as price, graphics and sound quality. Large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft Corporation, are increasing their focus on the interactive entertainment and education software market, which will result in even greater competition for the Company. Many of these companies have substantially greater financial, marketing and technical resources than the Company. If the Merger with CUC is completed, the Company believes that its ability to compete effectively in its marketplace will be improved. As competition increases, significant price competition and reduced profit margins may result. In response to increased competition for shelf space, the Company may need to increase marketing expenditures. In addition, competition from new technologies (such as new hardware platforms) may reduce demand in markets in which the Company has traditionally competed. Prolonged price competition or reduced demand as a result of competing technologies would have a material adverse effect on the Company's business, financial condition and operating results.

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

         For the fiscal year ended March 31, 1996, there was a strengthening of the U.S. Dollar in Europe which had the effect of decreasing the dollar value of net revenues denominated in these non-U.S. currencies. The Company estimates that the strengthening of the U.S. Dollar reduced consolidated net revenues by approximately $0.5 million and reduced consolidated net income by approximately $50,000 for the fiscal year ended March 31, 1996. In fiscal 1995 the weakening of the U.S. Dollar accounted for approximately $1.1 million of the Company's consolidated net revenues and approximately $70,000 of the consolidated net income. Foreign currency denominated transactions and the respective fluctuations in foreign currency in fiscal 1994 did not have a significant impact on results of operations.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

REVENUES

         Net sales of $156.1 million and total revenues of $158.2 million for fiscal year 1996 represented increases of 63% and 62%, respectively, over the prior fiscal year. European net sales were $37.1 million for fiscal 1996 compared to $19.5 million in the prior year, an increase of 90%. Sales outside of the United States and Europe increased $2.8 million primarily due to growth in Asia.

         During fiscal 1996, 40 internally developed new products were released and an additional 18 were acquired compared to 23 new products released in the prior year. In fiscal 1996, 64% of gross software sales were derived from titles released in that fiscal year while 69% of gross software sales were derived from current releases in fiscal 1995.

         The following table provides a comparison of net sales by category:

                                         Fiscal Year Ended March 31
                                         --------------------------
                                           1996                 1995
                                           ----                 ----
 Category:
      Adventure ...................              38%                32%
      Simulation/Sports ...........              23%                33%
      Strategy/Action .............              19%                20%
      Education/Family ............              13%                12%
      Productivity.................               5%                 1%
      Other .......................               2%                 2%
                                       ------------        -----------
                                                100%               100%
                                       ============        ===========

 Net Sales ........................    $156,123,000        $95,821,000


         Adventure titles increased from 32% to 38% of net sales, or $28.7 million, due principally to the strength of the Company's hit title Phantasmagoria which sold over 600,000 copies worldwide during fiscal 1996. Simulation and sports titles increased $4.3 million due principally to the strength of the Company's car racing products acquired in the Papyrus merger. However, simulation/sports titles decreased from 33% to 23% of net sales due in part to the fact that the Company did not release any new titles in its Aces series of simulation games. Lastly, sales of productivity titles increased $6.8 million due to the Company's entrance into the home productivity market via the acquisitions of Pixellite, Green Thumb and Arion resulting in increased sales of Print Artist, Land Designer and the Master Cook series.

         The provision for customer returns and price protection reduced sales by $29.5 million in fiscal 1996 and $17.6 million in fiscal 1995, an increase of 68%. This increase in the provision for sales returns was disproportionate relative to the 63% increase in net sales due to increased sales to wholesale clubs and mass merchandisers. The Company has experienced higher rates of product returns with these two distribution channels due to experimental promotion efforts and higher levels of inventory required to support these new classes of trade.

         Other revenues include income from the Company's telephone hint line and advertising in its INTERAction magazine. These revenues remained constant at approximately $2.1 million.

OPERATING EXPENSES

         Manufacturing costs, which include material costs and manufacturing labor and overhead, increased $11.2 million, but decreased from 23% to 21% of net sales over the prior fiscal year. This decrease was due primarily to improvements in product procurement practices through such means as negotiated prices for boxes and disks, the shift from disk-based to CD-based products, and decreases in material costs for CDs. Decreases in material costs were the result of an increased availability of CD-

ROMs resulting in lower costs to the Company. CD costs decreased approximately 15% from fiscal 1995 and had the effect of decreasing manufacturing costs approximately $0.5 million in fiscal 1996.

         Amortization of software development costs decreased $8.8 million as the result of a decrease in costs qualifying for capitalization under the criteria set forth in SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS 86"). A number of significant changes in product development, including the use of more sophisticated development tools, the development of serial titles, and development for the Windows 95 operating system, have resulted in less cost meeting the definition of technological feasibility and accordingly not eligible for capitalization pursuant to SFAS 86.

         Royalty costs increased $4.4 million, but remained constant at 8% of net sales, due in part to the Company's efforts at standardizing its royalty agreements. The Company pays royalties to independent product developers with rates ranging from approximately 1% to 20% of gross revenue.

         Selling, general and administrative expense, which includes sales, marketing, technical support and administrative expense, increased $19.4 million, but remained constant at 33% of total revenues. The Company increased sales and marketing expense by $12.0 million in order to promote its products. After accounting for $2.3 million in merger and acquisition costs and an additional $0.7 million in administrative expenses for the Company's joint venture with Pioneer Electronic Corporation, general and administrative expenses increased $4.4 million but decreased from 13% to 11% of total revenues. The decrease in the growth rate of administrative expenses was largely attributable to the substantial increase in revenues.

         Research and development expense, which reflects total research and development expenditures less capitalized software development costs, increased $13.9 million, or 63%, from 22% to 23% of total revenues. After excluding deferred software development costs of $5.0 million in fiscal 1995, development costs actually increased only $8.9 million, or 33%. Of this increase, approximately $0.9 million was attributable to the acquisitions of Arion and Green Thumb. Prior year financial statements do not include information for these companies since they were considered insignificant to the results of operations and financial position of the Company. The remaining $8.0 million increase was attributable to the increased number of products under development as reflected in the increase in the number of new products released from 23 to 40.

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1994 REVENUES

         Net sales of $95.8 million and total revenues of $97.9 million for fiscal year 1995 represented increases of 36% and 34%, respectively, over the prior fiscal year. European net sales were $19.5 million for fiscal 1995 compared to $9.8 million in the prior year. Sales outside the United States and Europe increased $1.3 million primarily due to growth in Asia.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had cash, cash equivalents and marketable investment securities aggregating approximately $89 million, a decrease of $12 million from March 31, 1995. The majority of this decrease was attributable to an increase in accounts receivable of $31.9 million offset by an increase in accounts payable and by net income. The increase in receivables was due in part to a $13.4 million increase in revenues during the fourth quarter of fiscal 1996 over the comparable prior year quarter and to a slowdown of domestic customer receivable payments.

         The Company's working capital requirements are seasonal and are primarily for accounts receivable. In addition, the Company has a $10.0 million line of credit available. There was no outstanding balance under this line at March 31, 1996.

         In the normal course of business the Company evaluates business acquisition opportunities that will broaden its product selection for the home consumer.

         The Company believes its existing cash, cash equivalents and marketable investment securities, are sufficient to meet its expected requirements for the next several years.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Sierra On-Line, Inc.
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Sierra On-Line, Inc. and subsidiaries (the "Company") as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Seattle, Washington

June 24, 1996

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1995
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
- ------
                                                                                            1996                  1995
                                                                                          --------               -------
CURRENT ASSETS:
   Cash and cash equivalents .......................................................     $   40,220            $   50,186
   Marketable investment securities ................................................         48,741                50,573
Accounts receivable, net of allowances of $14,022 and $7,265........................         43,677                12,984
Inventories ........................................................................          8,054                 4,903
Deferred income taxes ..............................................................          8,159                 1,777
Other current assets (including $792 note receivable from related
       parties at March 31, 1995) ..................................................          5,945                 4,932
                                                                                         ----------            ----------
         Total Current Assets  .....................................................        154,796               125,355
PROPERTY, PLANT AND EQUIPMENT, net .................................................         11,490                 9,068
GOODWILL, net of accumulated amortization of $4,635 and $2,871......................          9,785                 6,498
DEFERRED INCOME TAXES ..............................................................          1,241                 1,522
OTHER ASSETS  ......................................................................          1,585                 2,911
                                                                                         ----------            ----------
                                                                                         $  178,897            $  145,354
                                                                                         ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable  ...............................................................     $   15,536            $    6,127
   Accrued compensation and related benefits  ......................................          7,012                 4,118
   Accrued incentive payments  .....................................................            538                 1,562
   Royalties payable (including $10 and $633 payable to a related party)............          2,327                 2,938
   Deferred revenue  ...............................................................          3,906                 1,261
   Accrued interest ................................................................             33                 1,160
   Other accrued expenses (including $1,954 and $247 payable to related parties)....          7,268                 5,028
                                                                                         ----------            ----------
       Total Current Liabilities  ..................................................         36,620                22,194
ADVANCES UNDER PUBLISHING AGREEMENT AND
   OTHER LIABILITIES  ..............................................................          1,030                 5,907
MINORITY INTEREST IN JOINT VENTURE .................................................          1,233                   ---
CONVERTIBLE DEBT, net of unamortized discount and issuance costs
    of $586 and $1,066..............................................................         23,389                34,634
COMMITMENTS AND CONTINGENCIES  (Note 9)  ...........................................            ---                   ---
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share;
     1,000,000 shares authorized, none outstanding  ................................            ---                   ---
   Common stock and paid-in capital, par value $.01 per share; 40,000,000
     shares authorized; 20,518,871 and 18,726,519 shares issued and outstanding.....         93,018                70,052
   Retained earnings ...............................................................         24,728                12,696
   Net unrealized holding gains (losses)............................................            (67)                  101
   Cumulative translation adjustment  ..............................................           (705)                  119
                                                                                         ----------            ----------
                                                                                            116,974                82,968
   Less common stock in treasury, 94,154 shares, at cost  ..........................            349                   349
                                                                                         ----------            ----------
         Total Stockholders' Equity  ...............................................        116,625                82,619
                                                                                         ----------            ----------
                                                                                         $  178,897            $  145,354
                                                                                         ==========            ==========


See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      1996                  1995                  1994
                                                                   ---------             ---------             -------
REVENUES:
     Net sales..............................................       $  156,123            $   95,821            $   70,712
     Other .................................................            2,054                 2,058                 2,389
                                                                   ----------            ----------            ----------
                                                                      158,177                97,879                73,101
                                                                   ----------            ----------            ----------

OPERATING EXPENSES:
     Manufacturing costs ...................................           32,821                21,663                20,058
     Amortization of software development costs ............              865                 9,689                 8,379
     Royalties (including $1,294, $819, and $256 earned
        by related party)...................................           11,777                 7,370                 4,005
     Selling, general and administrative ...................           52,135                32,777                25,685
     Research and development ..............................           35,899                21,967                17,686
     Purchased in-process research and development .........              ---                   ---                 1,102
     Amortization ..........................................            2,075                 1,212                   722
                                                                   ----------            ----------            ----------
                                                                      135,572                94,678                77,637
                                                                   ----------            ----------            ----------

INCOME (LOSS) FROM OPERATIONS ..............................           22,605                 3,201                (4,536)
                                                                   ----------            ----------            ----------

OTHER INCOME (EXPENSE):
     Gain on sale of The ImagiNation Network ...............              ---                19,739                   ---
     Equity in loss from The ImagiNation Network............              ---                (1,990)               (5,066)
     Shareholder litigation costs...........................              ---                (1,500)                  ---
     Contract termination and consulting fees ..............           (2,302)
     Interest income (including $12, $84 and $152
        earned from related parties)........................            5,022                 3,713                 1,331
     Interest expense ......................................           (2,690)               (4,306)                 (280)
                                                                   ----------            ----------            ----------
                                                                           30                15,656                (4,015)
                                                                   ----------            ----------            ----------

INCOME (LOSS) BEFORE INCOME TAXES ..........................           22,635                18,857                (8,551)

INCOME TAX PROVISION (BENEFIT) .............................            7,680                 5,865                  (679)

CHANGE IN VALUATION ALLOWANCE ..............................           (1,215)                  ---                   ---
                                                                   ----------            ----------            ----------
NET INCOME (LOSS) ..........................................       $   16,170            $   12,992            $   (7,872)
                                                                   ==========            ==========            ==========
NET INCOME (LOSS) PER SHARE:
     Primary ...............................................       $     0.77            $     0.70            $   (0.46)
     Fully diluted .........................................             0.76                  0.68                (0.46)

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Primary ...............................................           21,007                18,513               17,143
     Fully diluted .........................................           23,009                22,216               17,143


See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT SHARE DATA)

                                         Common Stock                      Net                                           Total
                                      and Paid-in Capital    Retained   Unrealized   Cumulative      Treasury Stock     Stock-
                                      -------------------    Earnings   Holding      Translation     --------------     holders'
                                       Shares     Amount     (Deficit)    Gains      Adjustment       Shares Amount     Equity
                                    ------------ --------   ----------  ----------   -----------    ----------------   ---------
BALANCE, APRIL 1, 1993             16,776,183   $44,311      $ 7,898    $     ---     $     (247)   104,474  $  (392)  $  51,570
   Net loss                                                   (7,872)                                                     (7,872)
   Stock options exercised            595,108     3,256                                                                    3,256
   Tax benefit of stock option
     transactions                                   442                                                                      442
   INN liquidation preference                     3,977                                                                    3,977
   S Corporation distributions                                  (295)                                                       (295)
   Foreign currency translation
     adjustment                                                                               28                              28
                                   ----------   -------      -------    ---------     ----------    -------  -------    --------
BALANCE, MARCH 31, 1994            17,371,291    51,986         (269)                       (219)   104,474     (392)     51,106
   Net income                                                 12,992                                                      12,992
   Equity contributions                             266                                                                      266
   Stock options exercised            333,807     2,131                                                                    2,131
   Tax benefit of stock option
     transactions                                 1,772                                                                    1,772
   Conversion of convertible debt   1,021,421    13,897                                                                   13,897
   Treasury stock issued                                                                            (10,320)      43          43
   S Corporation distributions                                   (27)                                                        (27)
Net unrealized holding gains
     on marketable investment
     securities available-for-sale                                            101                                            101
   Foreign currency translation
     adjustment                                                                              338                             338
                                   ----------   -------      -------     ---------     ---------    -------  -------    --------
BALANCE, MARCH 31, 1995            18,726,519    70,052       12,696          101            119     94,154     (349)     82,619
   Net income                                                 16,170                                                      16,170
   Stock options exercised
     and stock purchased under
     the Employee Stock
     Purchase Plan                    624,611     3,758                                                                    3,758
   Tax benefit of stock option
     transactions                                 3,624                                                                    3,624
   Conversion of convertible debt     837,498    11,379                                                                   11,379
   S Corporation distributions                                (4,138)                                                     (4,138)
   Stock issued for bonuses and
     an amendment to an incentive
     payment plan                     182,285     4,107                                                                    4,107
   Stock issued in business
     acquisitions                     147,958        98                                                                       98
   Net unrealized holding gains
     on marketable investment
     securities available-for-sale                                           (168)                                          (168)
   Foreign currency translation
     adjustment                                                                             (824)                           (824)
                                   ----------   -------      -------    ---------      ---------    -------  -------   ---------
BALANCE, MARCH 31, 1996            20,518,871   $93,018      $24,728    $     (67)     $    (705)    94,154  $  (349)  $ 116,625
                                   ==========   =======      =======    =========      =========    =======  =======   =========


See Notes to Consolidated Financial Statements.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(IN THOUSANDS)

                                                                                  1996             1995              1994
                                                                             -----------       -----------       --------
OPERATING ACTIVITIES:
   Net income (loss)  ...................................................    $    16,170       $    12,992      $    (7,872)
   Reconciliation to net cash provided by (used for) operating activities:
     Depreciation .......................................................          4,187             3,298            3,085
     Amortization of intangible assets and issuance costs ...............          2,763            11,153            9,102
     Gain on sale of The ImagiNation Network ............................            ---           (19,739)             ---
     Equity loss from The ImagiNation Network ...........................            ---             1,990            5,066
     Sierra Pioneer Joint Venture minority interest......................          1,233               ---              ---
Purchased in-process research
and development .........................................................            ---               ---            1,102
     Provision for doubtful accounts  ...................................          1,205               829              650
     Deferred income taxes  .............................................         (2,476)           (2,840)          (1,394)
     Other  .............................................................            ---             1,880             (661)
   Cash provided (used) by changes in assets and liabilities:
     Accounts receivable  ...............................................        (32,370)           (2,670)          (5,020)
     Inventories  .......................................................         (3,151)              127             (898)
     Other current assets  ..............................................         (1,013)            2,937            1,880
     Software development costs  ........................................            ---            (5,037)          (6,060)
     Research and development acquired  .................................            ---               ---           (2,452)
     Other assets  ......................................................            461            (1,090)            (225)
     Accounts payable  ..................................................          9,125             1,498             (219)
Accrued compensation and
related benefits ........................................................          2,894             2,067              212
     Royalties payable  .................................................           (611)            1,583              570
Deferred revenue.........................................................          2,645               268              993
     Accrued interest ...................................................         (1,127)            1,160              ---
     Other accrued expenses  ............................................            218             1,093              489
Advances under publishing
agreement and other liabilities..........................................         (4,877)            4,692              (14)
                                                                             -----------       -----------      -----------
       Net cash provided by (used for) operating activities  ............         (4,724)           16,191           (1,666)
INVESTING ACTIVITIES:
   Proceeds from sale of The ImagiNation Network ........................            ---            19,739              ---
   Proceeds from matured marketable investment securities................         93,556            40,319           67,865
Purchases of marketable investment
securities  .............................................................        (91,724)          (69,880)         (65,550)
Net purchases of property, plant and
equipment  ..............................................................         (6,609)           (4,901)          (3,628)
Loan to The ImagiNation Network .........................................            ---            (2,895)             ---
   Payment for purchase of subsidiaries, net of cash acquired
     and research and development .......................................         (1,987)           (1,620)          (2,797)
   Net repayment of advances to The ImagiNation Network .................            ---               ---            1,646
                                                                             -----------       -----------      -----------
     Net cash used by investing activities  .............................         (6,764)          (19,238)          (2,464)
FINANCING ACTIVITIES:
   Net proceeds from convertible debt offering ..........................            ---            48,250              ---
   Proceeds from exercise of options and warrants  ......................          3,758             2,131            3,255
   S Corporation distributions ..........................................         (2,184)              (27)            (295)
   Other ................................................................           (312)             (780)              40
                                                                             -----------       -----------      -----------
     Net cash provided by (used for) financing activities  ..............          1,262            49,574            3,000
                                                                             -----------       -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS  .........................................................        (10,226)           46,527           (1,130)
EFFECT OF EXCHANGE RATE CHANGES ON CASH  ................................            260                96              ---
CASH AND CASH EQUIVALENTS:

     BEGINNING OF YEAR...................................................         50,186             3,563            4,693
                                                                             -----------       -----------      -----------
     END OF YEAR  .......................................................    $    40,220       $    50,186      $     3,563
                                                                             ===========       ===========      ===========

See Notes to Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow and noncash investing and financing information for the years ended March 31 is as follows (in thousands):

                                                                    1996         1995         1994
                                                                  -------       ------        ----
                  Cash paid (received) during the year for:
                     Income taxes, net  ......................    $  9,584      $ 7,181       $ (739)
                     Interest  ...............................    $  3,817      $ 4,578       $  ---


         During fiscal 1996 and 1995, the Company converted $11,725,000 and $14,300,000 of convertible debt into 837,500 and 1,021,421 shares of common stock, respectively.

         In fiscal 1994, the Company purchased all of the capital stock of Coktel Vision for $5,332,000. In connection with the acquisition, liabilities assumed were as follows (in thousands):

                  Fair value of net assets acquired ...............................................  $  7,641
                  Cash paid  ......................................................................    (5,332)
                                                                                                     --------
                  Liabilities assumed  ............................................................  $  2,309
                                                                                                     ========





See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994

NOTE 1:  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

PENDING SALE OF THE COMPANY TO CUC INTERNATIONAL, INC.

   On February 17, 1996, the Board of Directors approved the sale of the Company to CUC International Inc. (CUC). Under the terms of the merger agreement, the shareholders of the Company will receive 1.225 shares of CUC common stock for each share of the Company's common stock. The sale is subject to shareholder approval.

   Consulting fees related to the merger have been expensed as incurred and approximate $0.6 million. Upon shareholder approval of the merger, the Company will be obligated to pay approximately $7.7 million in additional consulting fees.

BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Sierra On-Line, Inc. (Sierra), a Delaware corporation, its wholly-owned subsidiaries, and its 51% interest in a corporate joint venture (collectively referred to as the Company). Significant subsidiaries include Sierra On-Line Limited (Sierra U.K.), Dynamix, Inc. (Dynamix), Bright Star Technology, Inc. (Bright Star), Coktel Vision, S.A. (Coktel), Software Inspiration, Ltd. (Inspiration), PXL Acquisition Corp. (Pixellite), Papyrus Design Group, Inc. (Papyrus), and Sierra/Pioneer Joint Venture (Pioneer). The accounts of The ImagiNation Network, Inc. (INN) were consolidated with those of the Company through July 26, 1993 and accounted for under the equity method from July 1993 to December 1994 when the Company sold its remaining interest in INN to AT&T Corp.

   All significant intercompany balances and transactions are eliminated.

NATURE OF OPERATIONS

   The Company designs, develops, publishes, markets and distributes interactive entertainment and education software for personal computers, CD-ROM-based PC systems and selected emerging platforms. Using its design and development capabilities, the Company creates branded product series for existing and emerging hardware platforms. The Company's products are distributed in North America, Europe, and Asia. Sales are generated through a domestic field sales organization and electronic superstores, software specialty stores, mass merchants, direct mail, and bundling arrangements. The Company performs its own disk duplicating and packaging for diskette-based products at its Oakhurst, California and Paris, France facilities. The Company does not internally replicate CD-ROM-based products but rather subcontracts that work to several third parties.

   The Company is subject to certain business risks which could affect future operations and financial performance. These risks include changing computing environments, rapid technological change, development of new products, concentrations in manufacturing facilities, competitive pricing, and reliance on distribution channels.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions may have a material impact on the financial statements. The Company has used estimates in determining certain provisions including sales returns, uncollectible trade accounts receivable, useful lives for fixed assets and intangible assets, and tax liabilities.

CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include cash, certificates of deposit and short term investments with original maturities of three months or less.

MARKETABLE INVESTMENT SECURITIES

   Marketable investment securities consist of corporate bonds, U.S. Treasury notes, and commercial paper. All securities are classified as available-for-sale and are reported at fair value with net unrealized holding gains and losses excluded from earnings and reported in stockholders' equity. Fair value is based upon quoted market prices using the specific identification method.

INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment is stated at cost. Depreciation and amortization are provided using a straight-line method over estimated useful lives ranging from two to 18 years.

SOFTWARE DEVELOPMENT COSTS AND PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

   Under the criteria set forth in SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the on-going assessment of the recoverability of costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amounts that have been capitalized under this statement, after consideration of the above factors, are amortized on either a straight-line basis over the estimated useful lives of the products (six to 24 months) or the ratio of current product revenues to the total revenues expected over the life of the product, whichever produces the greater expense.

   Purchased in-process research and development is charged to expense on the date acquired if it has no alternative future use and technological feasibility is not established.

GOODWILL

   Goodwill represents the excess purchase price paid over the net assets of acquired companies. Goodwill is amortized on a straight-line basis over seven years.

   The carrying value of goodwill is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on the discounted expected future cash flows from the impaired assets.

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

REVENUE RECOGNITION

   The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) No. 91-1, Software Revenue Recognition. Revenue from product sales is recognized upon shipment, provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Other insignificant vendor obligations consisting primarily of costs associated with telephone support to customers after delivery of software are accrued. Revenue from royalty and service arrangements is insignificant.

   The Company's agreements with certain distributors and retailers permit them to exchange products or provide price protection under certain circumstances. The Company provides an allowance for estimated exchanges and price protection.

ADVERTISING

   The Company accounts for advertising costs in accordance with SOP No. 93-7, Reporting on Advertising Costs. Direct response advertising is capitalized only if customer sales can be directly correlated to the advertising and if future benefit can be demonstrated. Capitalized advertising costs are amortized using the straight-line method over the estimated benefit period of three months. Advertising expense for fiscal 1996, 1995 and 1994 was $7,530,000, $8,750,000 and $7,850,000, respectively. Amounts capitalized at March 31, 1996 and 1995 approximated $561,000 and $598,000, respectively.

INCOME TAXES (BENEFIT)

   The Company computes income taxes using an asset and liability method, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

NET INCOME (LOSS) PER SHARE

   Net income (loss) per share is based upon the weighted average number of common shares outstanding during the period and after consideration of the dilutive effect, if any, of stock options granted using the treasury stock method. In addition, conversion of the Company's 6-1/2% Convertible Subordinated Notes are included in fully diluted income per share using the if-converted method when such securities are dilutive.

   As a result of applying the if-converted method, net income for the purposes of computing fully diluted net income per share amounts has been adjusted for the assumed decrease in interest expense, net of income taxes, as follows (in thousands):

                                                                     1996                1995
                                                                  ---------           ---------
                  Net income..................................    $  16,170           $  12,992
                  Adjustment..................................        1,205               2,115
                                                                  ---------           ---------
                                                                  $  17,375           $  15,107
                                                                  =========           =========

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

RECLASSIFICATIONS

   Certain reclassifications have been made to the 1994 and 1995 balances to conform with the 1996 presentation.

NOTE 2:  BUSINESS COMBINATIONS

PIXELLITE, INSPIRATION AND PAPYRUS

   On May 31, 1995 the Company merged with Pixellite, a developer of personal printing software, in exchange for 245,779 shares of Sierra's common stock. On June 20, 1995 the Company also merged with Inspiration, a developer of strategy games, in exchange for 730,352 shares of Sierra's common stock. On November 30, 1995 the Company merged with Papyrus, developers of NASCAR Racing and Indy Car Racing, in exchange for 1,169,404 shares of Sierra's common stock.

   These mergers have been accounted for as poolings-of-interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the mergers are restated as though the companies had been combined.

   The following summarizes amounts previously reported by Sierra prior to the transaction for the years ended March 31, 1995 and 1994 (in thousands, except per share data):

                                                                                        1995                    1994
                                                                                    ----------              ----------
   REVENUES:
         Sierra............................................................         $   83,440              $   62,745
         Pixellite, Inspiration and Papyrus  ..............................             14,439                  10,356
                                                                                    ----------              ----------
         Combined .........................................................         $   97,879              $   73,101
                                                                                    ==========              ==========
   NET INCOME (LOSS)
         Sierra............................................................         $   11,938              $   (8,676)
         Pixellite, Inspiration and Papyrus ...............................              1,054                     804
                                                                                    ----------              ----------
         Combined .........................................................         $   12,992              $   (7,872)
                                                                                    ==========              ==========
   PRIMARY NET INCOME (LOSS) PER SHARE:
         Sierra ...........................................................         $     0.74              $    (0.59)
         Pixellite, Inspiration and Papyrus ...............................              (0.04)                   0.13
                                                                                    ----------              ----------
         Combined .........................................................         $     0.70              $    (0.46)
                                                                                    ==========              ==========
   FULLY DILUTED NET INCOME (LOSS) PER SHARE:
         Sierra ...........................................................         $     0.71              $   (0.59)
         Pixellite, Inspiration and Papyrus................................              (0.03)                  0.13
                                                                                    ----------              ---------
         Combined .........................................................         $     0.68              $   (0.46)
                                                                                    ==========              =========

GREEN THUMB AND ARION

   The Company also merged with Green Thumb in July 1995 and with Arion in September 1995 in exchange for 87,762 and 60,196 shares of Sierra Common Stock, respectively. The financial statements have not been restated for the Green Thumb and Arion mergers as these companies did not impact the Company's operations significantly.

   All fees and expenses related to the Pixellite, Inspiration, Papyrus, Green Thumb and Arion mergers have been expensed as required under the pooling-of-interests accounting method. Such fees and expenses approximated $2.3 million and include legal, accounting and finders fees.

COKTEL

   On October 29, 1993, the Company acquired Coktel Vision S.A. ("Coktel"), a French developer and publisher of educational and entertainment software products, for an initial purchase price of approximately $5,332,000. This business combination was accounted for as a purchase, and, accordingly, the net assets and operations of Coktel have been included in the Company's consolidated financial statements since October 29, 1993. Approximately $1,102,000 of the purchase price was attributed to in-process research and development and accordingly was charged to expense at the date of acquisition. Amounts allocated to software development costs approximated $1,350,000 and amounts allocated to goodwill were approximately $2,419,000. Goodwill is being amortized over an estimated useful life of seven years on a straight-line basis.

   Contingent purchase payments were due under an incentive payment plan. During fiscal years 1995 and 1994, approximately $1,562,000 and $1,313,000 was earned and paid under this plan. At March 31, 1995, incentive payments due approximated $1,562,000. In December 1995, the Company amended the Coktel acquisition agreement whereby it issued 150,000 shares of Common Stock in exchange for each former Coktel shareholder relinquishing their rights to receive any further incentive payments. As a result of this amendment, the Company recorded goodwill of approximately $4.1 million which is being amortized over its remaining useful life of approximately five years on a straight-line basis. The Company could be obligated to make additional payments as provided in the agreement, however, management believes that the likelihood of additional payments is remote.

NOTE 3:  MARKETABLE INVESTMENT SECURITIES

The Company's investments, including aggregate fair values, cost, gross unrealized holding gains, and gross unrealized holding losses, consist of the following at March 31 (in thousands):

                                                                                                GROSS            GROSS
                                                                                             UNREALIZED        UNREALIZED
                                                              FAIR                             HOLDING          HOLDING
                                                             VALUE             COST             GAINS            LOSSES
                                                             -----             ----             -----            ------
1996:
       U.S. Government obligations                        $    15,471      $    15,481       $       ---      $        10
       Corporate debt securities                               27,438           27,521                24              107
       Commercial paper                                         5,832            5,832               ---              ---
                                                          -----------      -----------       -----------      -----------
                                                          $    48,741      $    48,834       $        24      $       117
                                                          ===========      ===========       ===========      ===========
1995:
       U.S. Government obligations                        $    10,394      $    10,357       $        39      $         2
       Corporate debt securities                               23,050           22,996                80               26
       Commercial paper                                        17,129           17,067                64                2
                                                          -----------      -----------       -----------      -----------
                                                          $    50,573      $    50,420       $       183      $        30
                                                          ===========      ===========       ===========      ===========

Fair values of investments are based on quoted market prices on the last business day of the fiscal year. All investments available-for-sale at March 31, 1996 will mature within one year.


NOTE 4:  INVENTORIES

Inventories consist of the following at March 31 (in thousands):

                                                                     1996                1995
                                                                  ---------           ---------
                  Raw materials  .............................    $   3,207           $   2,841
                  Work in progress  ..........................          ---                  65
                  Finished goods  ............................        4,847               1,997
                                                                  ---------           ---------
                                                                  $   8,054           $   4,903
                                                                  =========           =========

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at March 31 (in thousands):

                                                                      1996                1995
                                                                  ----------          ----------
                  Land  ......................................    $      142          $      203
                  Buildings and improvements  ................         3,858               3,591
                  Computers and equipment  ...................        20,669              16,703
                  Furniture and fixtures  ....................         1,936               1,312
                                                                  ----------          ----------
                                                                      26,605              21,809
                  Less accumulated depreciation and
                    amortization..............................       (15,115)            (12,741)
                                                                  ----------          ----------
                                                                  $   11,490          $    9,068
                                                                  ==========          ==========

NOTE 6:  FINANCING ARRANGEMENTS

LINE OF CREDIT

   In fiscal 1996, the Company entered into an unsecured bank line of credit that provides for borrowings of up to $10 million, expiring August 31, 1996. Any borrowings under this line of credit would be collateralized by substantially all the Company's assets and incur interest at either the bank's prime rate or IBOR plus 150 basis points, at the Company's choice. The line contains covenants requiring the Company to maintain certain financial ratios and minimum balances in cash and cash equivalents. The Company is in compliance with all covenants under this line of credit as of March 31, 1996. There have been no borrowings by the Company under this line of credit to date.

CONVERTIBLE NOTES

   On April 12, 1994, the Company issued $50,000,000 in principal amount of 6-1/2% convertible subordinated notes due April 1, 2001 (the "Notes"). Interest on the Notes is payable semi-annually on April 1 and October 1 of each year. The Notes are convertible into common stock of the Company, at a conversion price of $14.00 per share, subject to adjustment under certain conditions. The Notes are redeemable after April 2, 1997, at the option of the Company, at specified redemption prices. The Notes will be subordinated to all existing and future Senior Indebtedness (as defined in the Indenture governing the Notes) of the Company. Issuance costs have been netted against the principal convertible debt balance are being amortized on a straight-line basis over seven years. The fair value of these notes at March 31, 1996 was $58.3 million as determined by the Private Offerings, Resales and Trading through Automated Linkages Market.

   During fiscal 1996 and 1995 the Company paid $0.9 million and $1.0 million, included in interest expense, to induce conversion of $11,725,000 and $14,300,000 of convertible debt into 837,500 and 1,021,421 shares of common stock.

NOTE 7:  INCOME TAX PROVISION (BENEFIT)

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows for the years ended March 31:

                                                                         1996               1995                1994
                                                                         ----               ----                ----
   Statutory rate ..............................................          35.0%               35.0%              (35.0)%
   State income taxes, net of federal income tax benefit .......           3.0                 3.0                 ---
   Utilization of net operating losses .........................           ---                (3.9)                ---
   Non-consolidated losses .....................................           ---                (4.5)               18.3
   Foreign subsidiaries ........................................           ---                (2.2)                3.4
   Non-deductible expenses .....................................           8.9                 4.5                 2.1
   Subchapter S Corporation earnings ...........................          (5.5)               (1.3)               (0.6)
   Reduction in valuation allowance ............................         (14.3)                ---                 ---
   Other .......................................................           1.4                 0.5                 3.9
                                                                         -----                ----               -----
   Effective rate  .............................................          28.5%               31.1%               (7.9)%
                                                                         =====                ====               =====

The provision for income taxes (benefit) consists of the following for the years ended March 31 (in thousands):

                                                                          1996               1995                1994
                                                                      ----------         ----------          ----------
   Current:
     Federal  ..................................................      $    6,095         $    7,772          $      540
     State  ....................................................             516                922                  32
     Foreign  ..................................................           1,207                (55)                143
                                                                      ----------         ----------          ----------
                                                                           7,818              8,639                 715
   Deferred:
     Federal  ..................................................          (1,179)            (2,298)             (1,003)
     State  ....................................................            (183)              (268)               (391)
     Foreign ...................................................             ---               (208)              ---
                                                                      ----------         ----------          ----------
                                                                          (1,362)            (2,774)             (1,394)
                                                                      ----------         ----------          ----------
                                                                      $    6,456         $    5,865          $     (679)
                                                                      ==========         ==========          ==========

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

                                                                               1996                  1995
                                                                           ----------            ---------
       Deferred Assets:
                  Inventory overhead allocation  ......................    $    (327)            $    (398)
                  Accrued expenses  ...................................       (7,012)               (5,638)
                  Tax credits .........................................          ---                   (77)
                  Stock Option Benefit ................................       (1,509)                  ---
                  Net operating losses ................................          ---                  (334)
                  Other ...............................................         (651)                 (187)
                                                                           ---------             ---------
                  Subtotal  ...........................................       (9,499)               (6,634)
                  Valuation allowance..................................          ---                 3,230
                                                                           ---------             ---------
                                                                              (9,499)               (3,404)
       Deferred Liabilities:
                  Software development costs  .........................           99                   105
                                                                           ---------             ---------
                                                                           $  (9,400)            $  (3,299)
                                                                           =========             =========

NOTE 8:  STOCK OPTION AND STOCK PURCHASE PLANS

STOCK OPTION PLANS

   The Company has reserved 6,170,000 shares of common stock for issuance under its 1995 Stock Option and Award Plan and the 1987 Stock Option Plan for officers, employees, directors, vendors, consultants and independent contractors. Options granted under these plans may be either incentive stock options or nonqualified stock options and are granted at the fair market value of the Company's common stock at the date of grant. Options vest and expire under the terms established at the date of grant. The Company also has 218,556 shares reserved for issuance under an option plan it acquired through its merger with Papyrus. A summary of stock option transactions under all plans follows:

                                                                                                Range of Price
                                                                          Shares                   Per Share
                                                                       -----------             -----------------
              Options outstanding, April 1, 1993  ................       2,114,768             $0.47   -  $10.13
                  Granted  .......................................         760,838              0.09   -   11.50
                  Exercised  .....................................        (541,108)             0.47   -   10.13
                  Canceled  ......................................        (457,366)             3.86   -   10.13
                                                                         ---------             -----------------
              Options outstanding, March 31, 1994.................       1,877,132              0.09   -   11.50
                  Granted ........................................         963,217              0.09   -   22.00
                  Exercised ......................................        (333,807)             0.47   -   11.50
                  Canceled .......................................        (215,482)             4.59   -   11.88
                                                                         ---------             -----------------
              Options outstanding, March 31, 1995 ................       2,291,060              0.09   -   22.00
                  Granted ........................................         754,613              0.80   -   41.75
                  Exercised ......................................        (616,592)             0.09   -   17.69
                  Canceled .......................................        (229,161)             4.92   -   35.13
                                                                         ---------             -----------------
              Options outstanding, March 31, 1996 ................       2,199,920             $0.09   -  $41.75
                                                                         =========             =================

   Of the options outstanding at March 31, 1996, 501,888 options are currently exercisable at prices ranging from $0.09 to $22.00 per share, and 1,770,873 options remain available for future grants.

EMPLOYEE STOCK PURCHASE PLAN

   The Company has reserved 200,000 shares of common stock for issuance under the Employee Stock Purchase Plan for officers and full-time employees with six months of service. Under the Plan, stock may be purchased at the completion of the semi-annual purchase periods at a price equal to 85% of the lowest fair market value of either the first or last day of the purchase period. During fiscal 1996, 8,019 shares of common stock was purchased under the Plan. The Board of Directors has approved the termination of the Plan effective June 30, 1996, subject to completion of the merger with CUC International Inc.

NEW ACCOUNTING STANDARD

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, Accounting for Stock-Based Compensation (SFAS
   123), which will be effective for the Company beginning April 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

   The Company has entered into long-term lease obligations for certain office and warehouse facilities in addition to various leases for office equipment and company vehicles. These commitments expire at various times through fiscal 2003. The Company's expense for lease obligations for the years ended March 31, 1996, 1995 and 1994 were $2,774,000, $2,062,000, and $1,356,000, respectively.

   Future minimum annual lease payments on these obligations are as follows for the years ended March 31 (in thousands):

                                                         Payments
                                                         --------
        1997  ....................................     $    2,852
        1998  ....................................          2,672
        1999  ....................................          2,190
        2000  ....................................          2,071
        2001  ....................................          1,537
        Thereafter  ..............................          1,192
                                                       ----------
           Total  ................................     $   12,514
                                                       ==========

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

NOTE 10:  SALE OF THE IMAGINATION NETWORK

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

In December 1994, the Company sold its remaining equity interest in INN to AT&T and recorded a gain of $19,739,000. The Company also entered into a multi-year publishing agreement with AT&T to provide content for INN. The publishing agreement provides for AT&T to fund up to $4,000,000 of the Company's development expenditures under an existing publishing agreement and up to $23,000,000 of Sierra's development expenditures, subject to certain limitations, through non-refundable royalty advances. The non-refundable royalty advances are reflected net of research and development expense. A summary of gross research and development expense and non-refundable royalty advances for the years ended March 31, are as follows (in thousands):

                                                                     1996              1995
                                                                  ---------         -------
                  Research and development expense                $  39,685         $23,552
                  Non-refundable royalty advances                    (3,786)         (1,585)
                                                                  ---------         -------
                                                                  $  35,899         $21,967
                                                                  =========         =======

NOTE 11:  RELATED PARTY TRANSACTIONS

The Company pays royalties to certain independent developers, including a director of the Company. Royalty expense related to this director was approximately $1,294,000, $819,000, and $256,000 during the years ended March 31, 1996, 1995 and 1994, respectively. Royalties payable to the director at March 31, 1996 and 1995 were $10,000 and $633,000, respectively.

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

The Company held certain notes receivable from officers of a subsidiary. Amounts receivable from those officers at March 31, 1995 was $792,000. Interest earned under these agreements was $12,000, $84,000, and $152,000 for the years ended March 31, 1996, 1995 and 1994, respectively. The notes were paid in full in May 1995.

During fiscal years 1996, 1995 and 1994, the Company has reported distributions which represent dividends for undistributed S Corporation earnings to the shareholders of Pixellite and Papyrus. At March 31, 1996 and 1995, notes payable associated with these dividends approximated $2.0 million and $247,000, respectively.

NOTE 12:  GEOGRAPHIC INFORMATION

The following schedule presents financial information of the Company classified by geographic area for the years ended March 31 (in thousands):

                                                   UNITED
                                                   STATES               EUROPE              ELIMINATIONS           CONSOLIDATED
                                                   ------               ------              ------------           ------------
1996
      Sales to unaffiliated customers            $   119,014           $    37,109           $       ---           $   156,123
                                                 ===========           ===========           ===========           ===========
      Income from operations                     $    17,914           $     4,691           $       ---           $    22,605
                                                 ===========           ===========           ===========           ===========
      Identifiable assets                        $   161,788           $    17,109           $       ---           $   178,897
                                                 ===========           ===========           ===========           ===========

1995
      Sales to unaffiliated customers            $    76,305           $    19,516           $       ---           $    95,821
      Intercompany transfers                             880                   ---                  (880)                  ---
                                                 -----------           -----------           -----------           -----------
                                                 $    77,185           $    19,516           $      (880)          $    95,821
                                                 ===========           ===========           ===========           ===========
      Income from operations                     $     1,291           $     1,910           $       ---           $     3,201
                                                 ===========           ===========           ===========           ===========
      Identifiable assets                        $   137,116           $     8,238           $       ---           $   145,354
                                                 ===========           ===========           ===========           ===========
1994
      Sales to unaffiliated customers            $    61,606           $     9,106           $      ---            $    70,712
      Intercompany transfers                           3,901                   720                (4,621)                  ---
                                                 -----------           -----------           -----------           -----------
                                                 $    65,507           $     9,826           $    (4,621)          $    70,712
                                                 ===========           ===========           ===========           ===========
      Income (loss) from operations              $    (4,962)          $       514           $       (88)          $    (4,536)
                                                 ===========           ===========           ===========           ===========
      Identifiable assets                        $    63,003           $     5,902           $       ---           $    68,905
                                                 ===========           ===========           ===========           ===========

Intercompany transfers primarily represent shipments of finished goods inventory to international subsidiaries. The intercompany transfers are made at transfer prices which approximate prices charged to unaffiliated customers and have been eliminated from consolidated net sales. In the years ended March 31, 1996, 1995 and 1994, the majority of the Company's sales in Europe were conducted by Coktel, a French corporation, and Papyrus and Sierra U.K., both U.K. corporations.

NOTE 13:  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Summarized quarterly financial information for fiscal 1996 and fiscal 1995 is as follows (in thousands, except per share data):

                                                                                    Primary             Fully
                                                                                       Net             Diluted
                                                                      Net            Income               Net
                                                                   Income             (Loss)            Income
                                                  Revenues          (Loss)          Per Share         Per Share
                                                  --------          ------          ---------         ---------
         Quarter ended:
              June 30, 1995                      $   24,872       $      852        $   0.04         $    0.04
              September 30, 1995                     34,522            3,609            0.17              0.15
              December 31, 1995                      63,220           12,284            0.58              0.55
              March 31, 1996                         35,563             (575)          (0.03)            (0.03)
                                                 ----------       ----------
                                                 $  158,177       $   16,170
                                                 ==========       ==========
         Quarter ended:
              June 30, 1994                      $   13,550       $   (4,304)       $  (0.25)        $   (0.25)
              September 30, 1994                     20,966           (1,220)          (0.07)            (0.07)
              December 31, 1994(1)                   41,213           17,796            0.97              0.83
              March 31, 1995                         22,150              720            0.05              0.05
                                                 ----------       ----------
                                                 $   97,879       $   12,992
                                                 ==========       ==========

- ------------

(1) Includes $19,739,000 gain on sale of the Company's 58% interest in The ImagiNation Network to AT&T.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") under the caption "Proposal No. 1 - Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the Company's 1996 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to Sierra, as of June 17, 1996, with respect to the beneficial ownership of Sierra's Common Stock as of that date by (i) each stockholder known by Sierra to be a beneficial owner of more than 5% of Sierra's Common Stock, (ii) each director and nominee, (iii) each executive officer, and (iv) all current executive officers and directors as a group.

NAME AND ADDRESS                                                            AMOUNT AND NATURE OF     PERCENT
OF BENEFICIAL OWNER (1)                                                     BENEFICIAL OWNERSHIP     OF CLASS
- -----------------------                                                     --------------------     --------
Kenneth A. and Roberta L. Williams (2)                                           1,803,918             8.64%
     3380 146th Place SE, Suite 300, Bellevue, Washington 98007
The Equitable Companies Incorporated (3)                                         1,677,100             8.04%
     787 Seventh Avenue, New York, New York  10019
FMR Corp. (4)                                                                      997,010             4.78%
     82 Devonshire Street, Boston, Massachusetts 02109
Fidelity Management & Research Company (4)                                         739,210             3.54%
     82  Devonshire Street, Boston, Massachusetts 02109
Roland Oskian (2)                                                                  100,104              *
Thomas L. Beckmen (2)                                                               73,120              *
David C. Hodgson (2)(5)                                                             52,620              *
Walter A. Forbes (2)                                                                39,620              *
Michael A. Brochu (2)                                                               21,549              *
Dennis Cloutier (2)                                                                 18,210              *
Jarold W. Bowerman (2)                                                               7,000              *
Michael G. Berolzheimer (2)                                                          6,620              *
Richard K. Thumann (2)                                                               2,313              *
Marvin H. Green, Jr. (2)                                                             3,620              *
Executive officers and directors as a group (12 persons) (2)                     2,128,694            10.2%

- ------------
* less than 1%

(1) Except as otherwise noted, the Company believes that each director, executive officer and 5% or greater stockholder has sole voting and sole investment power, subject to community property laws where applicable, with respect to all shares shown in the table as beneficially owned by such person. Each beneficial owner's percentage ownership is determined by assuming that options beneficially owned by such person (but not those owned by any other person) that are exercisable within 60 days have been exercised. The number of shares outstanding at the close of business on June 17, 1996 was 20,869,369.

 (2) Includes, as indicated in note (1) above, shares subject to options exercisable within 60 days after June 17, 1996 in the following amounts:
      23,200 shares for Mr. and Mrs. Williams; 8,000 shares for Mr. Oskian; 3,600 shares for Mr. Beckmen; 3,600 shares for Mr. Hodgson; 33,600 shares for Mr. Forbes; 14,000 shares for Mr. Brochu; 18,000 shares for Mr. Cloutier; 7,000 for Mr. Bowerman; 6,600 for Mr. Berolzheimer; 2,100 for Mr. Thumann; and 3,600 shares for Mr. Green.

 (3) Based on the Schedule 13G filed with the SEC by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle and Uni Europe Assurance Mutuelle (collectively, the "Mutuelles AXA"), as a group, AXA, The Equitable Companies Incorporated and their subsidiaries pursuant to a joint filing agreement and dated February 9, 1996. The Equitable Companies Incorporated are considered to beneficially own 1,677,100 shares, or 8.6% of shares outstanding of the Company's Common Stock, to which the Mutuelles AXA and AXA disclaim beneficial ownership.

(4) Based on the Schedule 13D/A filed by FMR with the SEC and dated June 3, 1996, FMR Corp. ("FMR") beneficially owns (1) through its wholly-owned subsidiary, Fidelity Management & Research Company ("Fidelity"), as adviser to certain investment companies, 739,210 shares of the Company's Common Stock, as to which FMR, through its control of Fidelity, has the power to dispose of the shares but not voting power, and (b) through FMTC, the managing agents for the Accounts, 257,800 shares of the Company's Common Stock, as to which FMR has voting and dispositive power.

(5)  Includes 4,000 shares owned beneficially by Mr. Hodgson's children.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference from the Company's 1996 Proxy Statement under the caption "Certain Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1     Financial Statements

         The following consolidated Financial Statements are filed in Part II,
         Item 8 of this Form 10-K:

              -   Independent Auditors' Report

              -   Consolidated Financial Statements

                      Balance Sheets as of March 31, 1996 and 1995
                      Statements of Operations for the years ended March 31, 1996, 1995 and 1994 Statements of Stockholders' Equity for the years ended March 31, 1996, 1995 and 1994 Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994 Notes to Financial Statements

(a)2     Financial Statement Schedules

              -   The following financial statement schedule is included in
                  Item 14(d) below.

                      Schedule II - Valuation and Qualifying Reserves

         All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a)3     Exhibits

             2.01 Agreement and Plan of Merger dated as of May 31, 1995 among the Registrant, Pixel Acquisition Corp., Pixellite Group, Pixellite Software, Ken Grant, Inc., Ken Grant, Sherrill Grant, Martin Kahn, Inc., Martin Kahn, David Balsam, Inc., and David Balsam. (12)

             2.02 Share Exchange Agreement dated as of June 20, 1995 among the Registrant, Software Inspiration, Ltd., and the Shareholders of Software Inspiration, Ltd. (12)

             2.03 Agreement and Plan of Merger dated as of July 17, 1995 among the Registrant, Green Thumb Acquisition Corp., Green Thumb Software, Inc., and the Shareholders of Green Thumb Software, Inc. (12)

             2.04 Agreement and Plan of Merger dated as of September 12, 1995 among the Registrant, Arion Acquisition Corp., Arion Software, Inc. and the Shareholders of Arion Software, Inc.
                    (12)

             2.05 Agreement and Plan of Merger dated as of November 30, 1995 among the Registrant, PDG Acquisition Corp., Papyrus Design Group, Inc. and the Shareholders of Papyrus Design Group, Inc. (9)

             2.06 Amended and Restated Agreement and Plan of Merger dated as of February 19, 1996 among the Registrant, Larry Acquisition Corp, and CUC International, Inc. (11)

             2.07 Agreement and Plan of Merger dated as of April 12, 1996 among the Registrant, Birdie Acquisition Corp., Headgate, Inc., and the Shareholders of Headgate, Inc. (12)

             3.01 Registrant's Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on March 3, 1995. (7)

             3.02   Registrant's Bylaws. (4)

             4.01 Indenture dated April 15, 1994 between the Registrant and The First National Bank of Boston, as Trustee. (5)

            10.01 Registrant's 1987 Stock Option Plan as amended through August 26, 1993. (6)

            10.02   Registrant's 1995 Stock Option and Award Plan. (7)

            10.03   Registrant's 1995 Employee Stock Purchase Plan. (7)

            10.04   Key Man Renewable Term Life Insurance Policy on
                    Kenneth A. Williams with Delaware American Life Insurance Policy. (1)

            10.05 The Old Line Life Insurance Policy on the Life of Roberta L. Williams. (2)

            10.06 Personal Services and Assignment Agreement between the Registrant and Roberta L. Williams dated October 1, 1989 for King's Quest V. (3)

            10.07 Form of Indemnity Agreement between the Registrant and each of its directors. (3)

            10.08 Product Development Agreement between the Registrant and Roberta L. Williams dated July 19, 1991 for King's Quest VI.
                    (3)

            10.09 Product Design Agreement between the Registrant and Al Lowe Associates, Inc. dated November 1, 1992 for Leisure Suit Larry 6, Freddy Pharkas: Frontier Pharmacist and other products. (4)

            10.10 Lease Agreement between the Registrant and Lincoln Executive Center Bellevue III Limited Partnership dated October 7, 1993. (6)

            10.11 Amendments to Lease Agreement between the Registrant and Lincoln Executive Center Bellevue III Limited Partnership. (7)

            10.12 Product Design Agreement between Roberta L. Williams and the Registrant dated July 5, 1994 for Phantasmagoria, King's Quest VII, and King's Quest Anthology. (7)

            10.13 Addendum to 1994 Product Design Agreement between the Registrant and Roberta L. Williams. (7)

            10.14 Publishing Agreement dated November 16, 1994 between the Registrant and AT&T Corp. (8)

            10.15 Limited Liability Company Agreement of Collier Sierra L.L.C. dated October 31, 1995. (10)

            10.16 Amendment to Acquisition Agreement between the Registrant and Roland Oskian, Arnaud Delrue and Manuelle
                    Chapoullie-Mauger. (10)

            10.17 Joint Venture Agreement between the Registrant and Pioneer Electronic Corporation dated July 12, 1995. (12)

            11.01   Statement re Computation of Per Share Earnings. (12)

            21.01   Subsidiaries of the Registrant. (12)

            23.01   Consent of Deloitte & Touche LLP. (12)

            24.01   Power of Attorney (see page 41). (12)
        ----------
         (1)      Incorporated by reference to exhibit filed with the
                    Registrant's Registration Statement on Form S-1 (No. 33-23904) filed on August 22, 1988.

         (2)      Incorporated by reference to exhibit filed with the
                    Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.

         (3)      Incorporated by reference to exhibit filed with the
                    Registrant's Registration Statement on Form S-2 (No. 33-45411) filed on March 16, 1992.

         (4)      Incorporated by reference to exhibit filed with the
                    Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

         (5)       Incorporated by reference to exhibit filed with the
                    Registrant's Current Report on Form 8-K filed April 19,
                    1994.

         (6)      Incorporated by reference to exhibit filed with the
                    Registrant's Annual Report on Form 10-K. for the year ended March 31, 1994.

         (7)      Incorporated by reference to exhibit filed with the
                    Registrant's Annual Report on Form 10-K. for the year ended March 31, 1995.

         (8)      Incorporated by reference to exhibit filed with the
                    Registrant's Amended Annual Report on Form 10-K/A filed August 17, 1995.

         (9)       Incorporated by reference to exhibit filed with the
                    Registrant's Current Report on Form 8-K filed December 6, 1995.

         (10)      Incorporated by reference to exhibit filed with the
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

         (11)      Incorporated by reference to exhibit filed with the
                    Registrant's Current Report on Form 8-K filed on March 1, 1996.

         (12)     Filed herewith as exhibits to this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

During the quarter ended March 31, 1996, the Registrant filed on March 1, 1996 a Current Report on Form 8-K dated February 19, 1996.

SIERRA ON-LINE, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING RESERVES
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
(in thousands)

                                                   Balance at         Charged to                                 Balance
                                                 beginning of          costs and                                  at end
             Description                            period             expenses         Deductions               of period
             -----------                            ------             --------         ----------               ---------

                 1996
                 ----
Reserve for sales returns and
allowances .................................     $     5,835         $    29,473        $    23,023 (1)         $    12,285

Reserve for doubtful
accounts ...................................           1,430               1,205                898 (2)               1,737
                                                 -----------         -----------        -----------             -----------
                                                 $     7,265         $    30,678        $    23,921             $    14,022
                                                 ===========         ===========        ===========             ===========
                 1995
                 ----

Reserve for sales returns and
allowances .................................     $     2,902         $    17,621        $    14,688 (1)         $     5,835

Reserve for doubtful
accounts ...................................           1,306                 829                705 (2)               1,430
                                                 -----------         -----------        -----------             -----------
                                                 $     4,208         $    18,450        $    15,393             $     7,265
                                                 ===========         ===========        ===========             ===========
                1994
                ----

Reserve for sales returns and
allowances .................................     $     2,541         $    11,338        $    10,977 (1)         $     2,902

Reserve for doubtful
accounts ...................................           1,028                 817                539 (2)               1,306
                                                 -----------         -----------        -----------             -----------
                                                 $     3,569         $    12,155        $    11,516             $     4,208
                                                 ===========         ===========        ===========             ===========

- -----------------

(1) Represents products returned primarily because of stock balancing by customer, defective items, as well as special allowances.

(2) Represents write-off of accounts deemed to be uncollectible.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIERRA ON-LINE, INC.

By: /s/ Kenneth A. Williams                                 Date: June 28, 1996
- --------------------------------------------                -------------------
Kenneth A. Williams, Chief Executive Officer

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Kenneth A. Williams, and Michael A. Brochu, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                           Title                                              Date
- ----------                                           -----                                              ----
/s/ Kenneth A. Williams                              Chairman of the Board and                          June 28, 1996
- --------------------------------------------         Chief Executive Officer                            ---------------
Kenneth A. Williams                                  (Principal Executive Officer)

/s/ Michael A. Brochu                                President and                                      June 28, 1996
- --------------------------------------------         Chief Operating Officer                            ---------------
Michael A. Brochu                                    (Principal Financial Officer)

/s/ Fred Schapelhouman                               Chief Accounting Officer                           June 28, 1996
- --------------------------------------------         (Principal Accounting Officer)                     ---------------
Fred Schapelhouman

/s/ Thomas L. Beckmen                                Director                                           June 28, 1996
- --------------------------------------------                                                            ---------------
Thomas L. Beckmen

/s/ Michael G. Berolzheimer                          Director                                           June 28, 1996
- --------------------------------------------                                                            ---------------
Michael G. Berolzheimer

/s/ Walter A. Forbes                                 Director                                           June 28, 1996
- --------------------------------------------                                                            ---------------
Walter A. Forbes

/s/ Marvin H. Green, Jr.                             Director                                           June 28, 1996
- --------------------------------------------                                                            ---------------
Marvin H. Green, Jr.

/s/ David C. Hodgson                                 Director                                           June 28, 1996
- --------------------------------------------                                                            ---------------
David C. Hodgson

/s/ Roberta L. Williams                              Director                                           June 28, 1996
- --------------------------------------------                                                            ---------------
Roberta L. Williams

SIERRA ON-LINE, INC., AND SUBSIDIARIES

LIST OF EXHIBITS FILED WITH THIS REPORT

Exhibit No.         Item
- -----------         ----
      2.01          Agreement and Plan of Merger dated as of May 31, 1995 among the Registrant,
                    Pixel Acquisition Corp., Pixellite Group, Pixellite Software, Ken Grant, Inc.,
                    Ken Grant, Sherrill Grant, Martin Kahn, Inc., Martin Kahn, David Balsam, Inc.,
                    and David Balsam.

      2.02          Share Exchange Agreement dated as of June 20, 1995 among the Registrant,
                    Software Inspiration, Ltd., and the Shareholders of Software Inspiration, Ltd.

      2.03          Agreement and Plan of Merger dated as of July 17, 1995 among the Registrant,
                    Green Thumb Acquisition Corp., Green Thumb Software, Inc.,
                    and the Shareholders of Green Thumb Software, Inc.

      2.04          Agreement and Plan of Merger dated as of September 12, 1995 among the Registrant,
                    Arion Acquisition Corp., Arion Software, Inc. and the Shareholders of Arion
                    Software, Inc.

      2.07 Agreement and Plan of Merger dated as of April 12, 1996 among the Registrant, Birdie Acquisition Corp., Headgate,
                    Inc., and the Shareholders of Headgate, Inc.

     10.17          Joint Venture Agreement between the Registrant and Pioneer Electronic Corporation dated July 12, 1995

     11.01          Statement re Computation of Per Share Earnings.

     21.01          Subsidiaries of the Registrant.

     23.01          Consent of Deloitte & Touche LLP.

     24.01          Power of Attorney.